Form 10-K
period 2024-03-31
CAPITAL SOUTHWEST CORP
filed 2024-05-21
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effective of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15.U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check  mark  whether  the   registrant  is  a  shell  company  (as defined in Rule 12b-2  of  the  Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2023 was $870,602,100 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 17, 2024 was 45,050,759.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of interest rate volatility and inflation on our business and our portfolio companies;
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
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets;
•our ability to successfully invest any capital raised in an offering;
•the return or impact of current and future investments;
•the performance and the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•our regulatory structure and tax treatment; and
•the timing, form and amount of any dividend distributions.

    For a discussion of these and other factors that could cause our actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K, please see the discussion under “Risk Factors” in Item 1A.

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

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the Code. As such, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we generally must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), and Capital Southwest SBIC I, LP (“SBIC I”) are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

On April 20, 2021, SBIC I received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. See “Regulation as a Small Business Investment Company” below for more information about the regulations applicable to SBIC I.

Corporate Information

Our principal executive offices are located at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225. We maintain a website at www.capitalsouthwest.com. You can review the filings we have made with the Securities and Exchange Commission, or the SEC, free of charge on the SEC's website at www.sec.gov. We also make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing these reports with the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K. The charters adopted by the committees of our Board of Directors are also available on our website.

OVERVIEW OF OUR BUSINESS

We are an internally managed closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to lower middle market, or LMM, companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets. We also may invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in LMM companies. Our target companies generally have annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $25.0 million, and our investments generally range in size from $5.0 million to $35.0 million.

We seek to fill the financing gap for LMM companies, which historically have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company. Our LMM debt investments typically have a term of up to five years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

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

Recent Developments

On April 24, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending June 30, 2024. The record date for the dividend is June 14, 2024. The payment date for the dividend is June 28, 2024.

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

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us. The current members of the investment committee are Bowen Diehl, Chief Executive Officer; Michael Sarner, Chief Financial Officer; Josh Weinstein, Chief Investment Officer; and Ramona Rogers-Windsor, a member of the Board of Directors and a non-voting, observer of the investment committee.

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

In conjunction with the internal valuation process, we have engaged multiple independent consulting firms that specialize in financial due diligence, valuation and business advisory services to provide third-party valuation reviews of the majority of our investments on a quarterly basis. Effective beginning in the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee comprised of certain officers of the Company (the "Valuation Committee") as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors.

Determinations in Connection with our Offerings

The 1940 Act prohibits us from selling shares of our common stock at a price below then current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share, provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

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

As of March 31, 2024, we had twenty-seven employees. These employees include our corporate officers, investment and portfolio management professionals and administrative staff. All of our employees are located in our principal executive offices in Dallas, Texas.

LEVERAGE

We borrow funds to make investments, a practice known as “leverage,” in an effort to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates, and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of "senior securities" in the asset coverage requirement applicable to the Company under the 1940 Act.

We intend to continue borrowing under our senior secured revolving credit facility (the “Corporate Credit Facility”) and our special purpose vehicle financing credit facility (the “SPV Credit Facility,” and together with the Corporate Credit Facility, the "Credit Facilities") in the future, and we may increase the size of the Corporate Credit Facility and/or the SPV Credit Facility, add additional credit facilities, or otherwise issue additional debt securities or other evidences of indebtedness in the future, although there can be no assurance that we will be able to do so.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources” as well as Note 5 to our consolidated financial statements for the year ended March 31, 2024 for information regarding the Corporate Credit Facility, the SPV Credit Facility and the issuance of the 4.50% Notes due 2026 (the “January 2026 Notes”), the 3.375% Notes due 2026 (the “October 2026 Notes”) and the 7.75% Notes due 2028 (the “August 2028 Notes”).

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
In accordance with the requirements of the 1940 Act and Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market quotation, at their “fair value” as determined in good faith by the Valuation Committee, subject to the oversight of the Board of Directors. Changes in these values are reported through our Consolidated Statements of Operations under the caption of “net change in unrealized appreciation on investments.” See “Determination of Net Asset Value” above.

•We intend to distribute substantially all of our income to our shareholders. We generally will be subject to U.S. federal income tax only on the portion of our taxable income we do not timely distribute to shareholders (actually or constructively).
As a RIC, so long as we meet certain minimum distribution, source of income, and asset diversification requirements, we generally are subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on the portion of our taxable income and gains that we do not timely distribute (actually or constructively) and certain built-in gains. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for tax years 2022 and 2021 and intend to meet the minimum distribution requirements for tax year 2023. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, the Taxable Subsidiary, SPV or SBIC I holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary, SPV and SBIC I are consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies held by the Taxable Subsidiary, SPV and SBIC I. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment generally would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, the income from those interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate U.S. federal income tax expense as a result of its ownership of the portfolio companies. This U.S. federal income tax expense, if any, is reflected in our Consolidated Statements of Operations.

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
•An “eligible portfolio company” generally is a domestic company that is not a regulated or private investment company or a financial company (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (1) does not have a class of securities listed on a national securities exchange; (2) has a class of securities listed on a national securities exchange with an equity market capitalization of less than $250 million; or (3) is controlled by the BDC itself or together with others and, as a result of such control, the BDC has an affiliated person on the board of directors of the company.  The 1940 Act presumes that a person has “control” of a portfolio company if that person owns at least 25% of its outstanding voting securities.
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

Qualifying Assets

The 1940 Act provides that we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless at the time of the investment at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (1) securities of eligible portfolio companies; (2) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (3) securities of certain controlled companies; (4) securities of certain bankrupt, insolvent or distressed companies; (5) securities received in exchange for or distributed in or with respect to any of the foregoing; and (6) cash items, U.S. government securities and high-quality short-term debt.

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

Senior Securities

BDCs generally have been permitted by the 1940 Act, under specific conditions, to issue multiple classes of debt and one class of stock senior to its common stock if its asset coverage, as defined by the 1940 Act, is at least 200% immediately after each such issuance. However, the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur by reducing the minimum asset coverage ratio from 200% to 150%, if certain requirements under the 1940 Act are met. On April 25, 2018, the Board of Directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective April 25, 2019, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%. Additionally, the Board of Directors approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

As of March 31, 2024, we had $265.0 million, $140.0 million, $150.0 million and $71.9 million in total aggregate principal amount of debt outstanding under our Corporate Credit Facility, the January 2026 Notes, the October 2026 Notes and the August 2028 Notes, respectively. As of March 31, 2024, we did not have any borrowings outstanding on our SPV Credit Facility. As of March 31, 2024, our asset coverage for borrowed amounts was 221%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock at a price below the then current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Valuation Committee, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our Chief Executive Officer, our Chief Financial Officer (or persons performing similar functions), our Board of Directors, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/governance.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interests of our shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. Our proxy voting decisions are made by the investment team that is responsible for monitoring the investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our Chief Compliance Officer any potential conflict of which he or she is aware. Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer c/o Capital Southwest Corporation, 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225.

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

Exemptive Relief

The right to grant restricted stock awards under the 2010 Restricted Stock Award Plan (the “2010 Plan”) terminated on July 18, 2021, ten years after the date that the 2010 Plan was approved by the Company's shareholders pursuant to its terms.

In connection with the termination of the 2010 Plan, the Company’s Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (the “2021 Employee Plan”), which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Company's Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Award Plan (the “Non-Employee Director Plan”), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the “Superseding Order”) and covers both employees and non-employee directors of the Board of Directors.

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

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, United States expatriates, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid United States U.S. federal income tax, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, and persons who acquire an interest in the Company in connection with the performance of services. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of investment, which may differ substantially from those described herein. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

For purposes of our discussion, a “non-U.S. shareholder” means a beneficial owner of shares of our common stock that is neither a U.S. shareholder nor a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes).

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective shareholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

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

Taxation as a RIC

Provided that we qualify as a RIC, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or that are deemed to be distributed) to shareholders. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more certain “qualified publicly traded partnerships,” or the Diversification Tests.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

To the extent that we invest in entities or arrangements treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for that year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal tax imposed at corporate rates or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income imposed at corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate distributees may be eligible for the dividends-received deduction; non-corporate stockholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be subject to U.S. federal income tax on any net built-in gain recognized during the succeeding five-year period, unless we made a special election to recognize all built-in gain upon our re-qualification as a RIC and pay the U.S. federal income tax on such built-in gain.

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

SBICs are designed to stimulate the flow of private investor capital to eligible “small businesses” as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and has average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. The definition of a smaller enterprise generally includes a business that (together with its affiliates) has a net worth not exceeding $6.0 million for the most recent fiscal year and has average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depends on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.

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

SECURITIES EXCHANGE ACT OF 1934 AND SARBANES-OXLEY ACT COMPLIANCE

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items.  In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and regulations promulgated thereunder, which impose a wide variety of regulatory requirements on publicly-held companies and their insiders.  For example:

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
•All of our assets are subject to security interests under our Corporate Credit Facility and our SPV Credit Facility, except for assets held by SBIC I, and if we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
•In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility and/or the SPV Credit Facility —thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.
•We will become subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.
•Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith by the Valuation Committee, subject to the oversight of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.
•We are currently operating in a period of economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.
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
•The January 2026 Notes, the October 2026 Notes, and the August 2028 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Corporate Credit Facility. The January 2026 Notes, the October 2026 Notes, and the August 2028 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SBA-guaranteed debentures and the SPV Credit Facility.
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

Achieving our investment objectives is largely a function of our investment team’s management of the investment process and our access to investments offering attractive risk adjusted returns.  In addition, members of our investment team may be called upon, from time to time, to provide managerial assistance to some of our portfolio companies.

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

All of our assets are subject to security interests under our Corporate Credit Facility and our SPV Credit Facility, except for assets held by SBIC I, and if we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.

All of our assets are currently pledged as collateral under our Corporate Credit Facility or our SPV Credit Facility, except for assets held by SBIC I. If we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and prices we would not consider advantageous. Moreover, such deleveraging of the Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our shareholders. In addition, if the lenders exercise their right to sell the assets pledged under our Corporate Credit Facility or our SPV Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Corporate Credit Facility or the SPV Credit Facility. These distressed prices could be materially below our most recent valuation of each security, which could have a significantly negative effect on NAV.

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility or the SPV Credit Facility—thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2024, the Corporate Credit Facility provides us with a revolving credit line of up to $460.0 million of which $265.0 million was drawn. As of March 31, 2024, the SPV Credit Facility provides us with total commitments of $150.0 million of which none was drawn.

The agreement relating to each of the Corporate Credit Facility and the SPV Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated net worth, minimum consolidated interest coverage ratio, minimum asset coverage, and maintenance of RIC tax treatment and BDC status. Each of the Corporate Credit Facility and the SPV Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenants, bankruptcy, and change of control. Each of the Corporate Credit Facility and the SPV Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the related agreements.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. If we breach a covenant under the terms of the Corporate Credit Facility or the SPV Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the Corporate Credit Facility or the SPV Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations, and ability to pay distributions to our shareholders.

Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings to fund investments, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. We may borrow from banks and other lenders, including under our Corporate Credit Facility and our SPV Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Use of leverage is generally considered a speculative investment technique.

As of March 31, 2024, we had $265.0 million borrowings outstanding out of $460 million of total commitments under our Corporate Credit Facility. Borrowings under the Corporate Credit Facility bear interest, on a per annum basis, equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Corporate Credit Facility. The Corporate Credit Facility is secured by all of the Company's assets, except for assets held by SBIC I and Capital Southwest SPV. If we are unable to meet our financial obligations under the Corporate Credit Facility, the lenders under the Corporate Credit Facility may exercise their remedies under the Corporate Credit Facility as the result of a default by us.

As of March 31, 2024, we had no borrowings outstanding out of the $150 million of total commitments under our SPV Credit Facility. Borrowings under the SPV Credit Facility bear interest, on a per annum basis, equal to three-month Term SOFR plus an applicable margin of 2.50% during the revolving period ending on March 20, 2027 and, thereafter, three-month Term SOFR plus an applicable margin of 2.85%.We pay unused commitment fees of 0.10% per annum on the unused commitments through April 20, 2024, and thereafter, 0.35% per annum on the unused commitments. The SPV Credit Facility is secured by all of SPV's assets. If we are unable to meet our financial obligations under the SPV Credit Facility, the lenders under the SPV Credit Facility may exercise their remedies under the SPV Credit Facility as the result of a default by us.

As of March 31, 2024, the carrying amount of the January 2026 Notes was $139.4 million. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2024, the carrying amount of the October 2026 Notes was $148.1 million. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company and rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Credit Facility.

As of March 31, 2024, the carrying amount of the August 2028 Notes was $69.7 million. The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(26.65)%	(16.35)%	(6.05)%	4.25%	14.55%

(1)Assumes $1,556.8 million in total assets, $779.9 million in debt principal outstanding, $755.7 million in net assets and a weighted-average interest rate of 5.64% on our indebtedness based on our financial data available on March 31, 2024. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2024 total assets of at least 2.94%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2024, 89.4% of our total assets consisted of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, or we could be required to dispose of investments at inopportune or inappropriate times to comply with the 1940 Act (which could result in the dilution of our position). If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We will become subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•The annual distribution requirement for a RIC is generally satisfied if we timely distribute to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized short-term capital gains in excess of realized net long-term capital losses. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

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

•The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, provided that such other securities will not include any securities of any one issuer, if our holdings of such issuer constitute more than 5% of the total value of our assets or if we hold more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S Government securities or securities of other RICs, of one issuer; (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses; or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to prevent the loss of RIC tax treatment. If we fail to maintain RIC tax treatment for any reason and are subject to U.S. federal income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  In addition, to the extent we have unrealized gains, we would have to establish deferred tax liabilities, which would reduce our NAV accordingly. In addition, our shareholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our shareholders at the end of the tax year.  The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock.

Even if the Company qualifies as a regulated investment company, it may face tax liabilities that reduce its cash flow.

If we continue to qualify for taxation as a RIC under the Code, we generally will not be subject to U.S. federal income tax on income that we timely distribute to our shareholders as dividends. Income derived through the Taxable Subsidiary will be subject to U.S. federal income tax at corporate rates without regard to the Annual Distribution Requirement, and any taxes paid by the Taxable Subsidiary would decrease the cash available for distribution.

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

We are currently operating in a period of economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.

From time to time, capital markets may experience periods of disruption and instability.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East (see "Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the business in which we invest and harm our business, operating results and financial condition" for more information). Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by a prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, which could result in illiquidity in parts of the capital markets.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, high interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Even if capital markets remain stable or improve, conditions could deteriorate again in the future. Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our directors who are not "interested persons" (as such term is used under Section 2(a)(19) of the 1940 Act) of the Company, or independent directors. Volatility and dislocation in the capital markets also can create a challenging environment in which to raise or access debt capital. Under these conditions, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

We also face an increased risk of investor, creditor or portfolio company disputes, litigation, and governmental and regulatory scrutiny as a result of current economic and market conditions.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates remain high in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, pending the outcome of ongoing legal challenges to the rules, the SEC has announced that it will require disclosure of material climate-related risks and information about certain registrant's emissions if such emissions are material to its business, and may require disclosure of additional ESG-related matters in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our prospective portfolio companies conduct our businesses and adversely affect our profitability.

Downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition, and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC and the SBA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these or other government agencies prevents them from performing their normal business functions, which could impact, among other things: (i) our and our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or, in the case of portfolio investments held by us, liquidate such investments; (ii) the ability for SBIC I to originate loans; and (iii) the ability of other governmental agencies to timely review and process regulatory submissions of our portfolio companies, as applicable. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

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

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% or 150%, if certain requirements are met. On April 25, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was decreased from 200% to 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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
•Any unsecured debt issued by us would rank (1) pari passu with our future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness (such as the Corporate Credit Facility), and (2) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries (such as our SBA-guaranteed debentures and the SPV Credit Facility).
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

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “- Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2024 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. If a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We, and the third-party service providers with which we do business, depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, disruption, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. We may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, or system failures and disruptions. Such an attack could cause interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, loss of personal information, or liability for stolen information, any of which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance its cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as counterparty, employee and borrower information. Cybersecurity failures or breaches to service providers (including, but not limited to, transfer agents and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred to prevent any cyber-incidents in the future The Company does not control the cybersecurity measures put in place by third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed.

Privacy and information security laws and regulatory changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

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

In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and the Middle East and Russian and Middle Eastern companies, respectively, but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

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

We are subject to risks associated with our investments in senior loans.

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investment in senior loans rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loans may decline in value or become illiquid, which would adversely affect the senior loan’s value.

There may be less readily available and reliable information about most senior loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, we will rely primarily on our own evaluation of a borrower’s credit quality rather than on any available independent sources.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

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

We may be subject to risks associated with “covenant-lite” loans.

We may invest in “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Defaults by our portfolio companies could harm our operating results.

Our business is at risk if one of our borrowers defaults. Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to non-payment of interest and other defaults and, potentially, acceleration of its loans and foreclosure on its secured assets.  These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold.  We may also incur expenses to the extent necessary to recover upon a default or to negotiate new terms, which may include the waiver of certain financial covenants, with the defaulting portfolio company.

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

The loans we make in portfolio companies may become non-performing.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

We are exposed to risks associated with changes in interest rates.

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. Although the Federal Reserve left its benchmark rates steady in the first quarter of 2024, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States.

If interest rates rise, there is a risk that portfolio companies in which we hold floating rate loans will be unable to pay escalating interest amounts, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.

Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In the current and any future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Corporate Credit Facility and the SPV Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, if interest rates decline, there will be a decrease in investment income generated by our portfolio companies partially offset by a decrease in interest expense on our Credit Facilities, thereby decreasing our net investment income.

Additionally, rising interest rates could adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario when interest rates are below the floor set for the investments we hold, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

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

Our investments in the healthcare sector are subject to substantial risk. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practice, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

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

We may be subject to risks associated with our investments in the business services industry.

Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

The January 2026 Notes, the October 2026 Notes, and the August 2028 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Corporate Credit Facility.

Each of the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred (including our Corporate Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2024, we had $265.0 million in outstanding indebtedness under our Corporate Credit Facility, which is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly owned subsidiaries (except for the assets held in SBIC I and SPV).

The January 2026 Notes, the October 2026 Notes, and the August 2028 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SBA-guaranteed debentures and the SPV Credit Facility.

The Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries (including the SBA-guaranteed debentures and the SPV Credit Facility). As of March 31, 2024, we had $153.0 million in SBA-guaranteed debentures outstanding, and we had no outstanding indebtedness under our SPV Credit Facility, which is secured by all of SPV's assets.

The respective indentures under which the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes were issued contain limited protection for holders of the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes.

The respective indenture under which each of the Notes were issued offer limited protection to holders of the Notes. The terms of the respective indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on the investment of the holders of the Notes, respectively. In particular, the terms of the respective indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

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

In addition, the respective indenture governing the January 2026 Notes and the October 2026 Notes will require us to make an offer to purchase the January 2026 Notes and the October 2026 Notes in connection with a change of control or any other event, respectively. See "We may not be able to repurchase the January 2026 Notes and the October 2026 Notes upon a Change of Control Repurchase Event" for more information.

Furthermore, the terms of the respective indenture and the Notes do not protect holders of the Notes, respectively, in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes), and take a number of other actions that are not limited by the terms of each of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the market value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the respective indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the Notes.

We may not be able to repurchase the January 2026 Notes and the October 2026 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the January 2026 Notes and the October 2026 Notes may require us to repurchase for cash some or all of the January 2026 Notes and the October 2026 Notes, respectively, at a repurchase price equal to 100% of the aggregate principal amount of the January 2026 Notes and the October 2026 Notes, respectively, being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the January 2026 Notes and/or the October 2026 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of the January 2026 Notes or the October 2026 Notes, we would also have to comply with certain requirements under our Corporate Credit Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under our Corporate Credit Facility. The terms of our Corporate Credit Facility and our SPV Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the respective lenders to accelerate any indebtedness outstanding under such credit facilities at that time and to terminate such credit facilities. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the January 2026 Notes and/or the October 2026 Notes to require the mandatory purchase of the January 2026 Notes and/or the October 2026 Notes, respectively, would likely constitute an event of default under our Corporate Credit Facility and our SPV Credit Facility, entitling the respective lenders under such credit facilities to accelerate any indebtedness outstanding under such credit facilities at that time and to terminate such credit facilities. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered January 2026 Notes or the October 2026 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the respective indenture governing the January 2026 Notes or the October 2026 Notes, respectively, and a cross-default under the agreements governing certain of our other indebtedness, including under the agreements governing our Corporate Credit Facility and likely under the agreements governing our SPV Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay such indebtedness immediately. If the holders of the January 2026 Notes or the October 2026 Notes exercise their respective right to require us to repurchase the January 2026 Notes or the October 2026 Notes, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

While a trading market developed after issuing the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes, we cannot assure you that an active trading market for the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes will be maintained.

While a trading market developed after issuing the Notes, we cannot assure you that an active and liquid market for the Notes will be maintained. We do not intend to list the January 2026 Notes or the October 2026 Notes on any securities exchange or for quotation of the January 2026 Notes or the October 2026 Notes on any automated dealer quotation system. If the January 2026 Notes or October 2026 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions.

Although the August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ," we cannot assure you that an active and liquid trading market will be maintained for the August 2028 Notes or that holders will be able to sell their August 2028 Notes. In addition, the August 2028 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit rating, general economic conditions, our financial condition, performance and prospects and other factors.

The respective underwriters may discontinue market-making in the Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes.

Any default under the agreements governing our indebtedness, including a default under our Corporate Credit Facility, our SPV Credit Facility, the respective indenture governing the Notes, or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Corporate Credit Facility, the SPV Credit Facility and the Notes), we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Corporate Credit Facility, the SPV Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Corporate Credit Facility, the SPV Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes, our other debt, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the Corporate Credit Facility, the SPV Credit Facility, the holders of the Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Corporate Credit Facility, the SPV Credit Facility, the respective indenture governing the Notes, or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Corporate Credit Facility, the SPV Credit Facility, the Notes, the respective indenture governing the Notes, or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because each of the Corporate Credit Facility and the SPV Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Corporate Credit Facility, the SPV Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Terms relating to redemption may materially adversely affect the return on our debt securities.

The January 2026 Notes are redeemable, in whole or in part, at any time at our option prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes are redeemable, in whole or in part, at any time at our option prior to July 1, 2026 at par plus a "make-whole" premium, and thereafter at par. The August 2028 Notes are redeemable, in whole or in part, at any time at our option after August 1, 2025, at par plus accrued and unpaid interest. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company maintains and, at least annually, reviews its information technology ("IT") and cybersecurity policies and procedures (the "Cybersecurity Program"). The Cybersecurity Program is aligned to the National Institute of Standards of Technology Cybersecurity Framework. The Cybersecurity Program includes technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats.

As part of our overall cybersecurity risk management process, our management engages at least annually in the review and evaluation of our risks relating to our Cybersecurity Program. Additionally, as part of our Rule 38a-1 compliance program, we review at least annually the compliance policies and procedures of our key service providers, including documentation discussing each service providers' information security controls. Any failure in our key service providers' cybersecurity systems could have a material impact on our operating results. See "Risk Factors - Risks Related to our Business and Structure - A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively."

Additionally, the Cybersecurity Program includes quarterly general cybersecurity awareness and data protection training for employees as well as regular phishing simulations. The Company also has annual certification requirements for employees with respect to certain policies supporting the cybersecurity program including the IT, Cybersecurity and Physical Security Policies and Procedures, the Disaster Recovery Business Continuity Plan, the Electronic Communications Policy and the Privacy Policy.

Our Cybersecurity Program is administered by our Corporate Controller and our Chief Compliance Officer. These individuals, along with our external legal counsel and third party IT providers serve as the crisis response team in connection with any material cybersecurity incident under our Incident Response Plan. The Incident Response Plan provides guidelines for responding to a cybersecurity incident and facilitates coordination between the necessary parties. This includes notification to our senior management, and if material, reported to Board of Directors. We also utilize the services of IT and cybersecurity consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems to recommend improvements to our Cybersecurity Program. The Company maintains a cybersecurity insurance policy, which includes services of additional third party experts in the event of a cyber incident. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk management, including cybersecurity. The Board receives quarterly updates to the Cybersecurity Program from the Company's management. These updates include the results of the cybersecurity risk assessments, the planning and results of the periodic testing by our third party IT and cybersecurity consultants, updates and enhancements to the Cybersecurity Program and the Incident Response Plan, and reporting of additional cybersecurity data metrics.

Item 2.     Properties

We do not own any real estate or other physical properties. We maintain our offices at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225, where we lease approximately 13,000 square feet of office space pursuant to a lease agreement expiring in September 2035. We believe that our offices are adequate to meet our current and expected future needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2024, 2023, 2022 2021, 2020, 2019, 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2024, 2023, 2022 2021, 2020, 2019 and 2018, on the senior securities table as of March 31, 2024, 2023, 2022 2021, 2020, 2019 and 2018 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Corporate Credit Facility
2024	$265,000	$2,205	—	N/A
2023	235,000	2,125	—	N/A
2022	205,000	1,850	—	N/A
2021	120,000	1,873	—	N/A
2020	154,000	1,889	—	N/A
2019	141,000	2,495	—	N/A
2018	40,000	4,162	—	N/A
2017	25,000	12,403	—	N/A
SPV Credit Facility
2024	—	$—	—	N/A
December 2022 Notes
2024	$—	$—	—	N/A
2023	—	—	—	N/A
2022	—	—	—	N/A
2021	—	—	—	N/A
2020	77,136	1,889	—	$22.01
2019	77,136	2,495	—	25.50
2018	57,500	4,162	—	25.40
2017	—	—	—	N/A
October 2024 Notes
2024	$—	$—	—	N/A
2023	—	—	—	N/A
2022	—	—	—	N/A
2021	125,000	1,873	—	N/A
2020	75,000	1,889	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
January 2026 Notes
2024	$140,000	$2,205	—	N/A
2023	140,000	2,125	—	N/A
2022	140,000	1,850	—	N/A
2021	140,000	1,873	—	N/A

2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
October 2026 Notes
2024	$150,000	$2,205	—	N/A
2023	150,000	2,125	—	N/A
2022	150,000	1,850	—	N/A
August 2028 Notes
2024	$71,875	$2,205	—	$25.83

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of CSWC from the definition of senior securities in the asset coverage requirement applicable to CSWC under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities (including the SBA Debentures, which represents indebtedness not represented by senior securities pursuant to our exemptive order), divided by senior securities representing indebtedness. Starting from the year ended March 31, 2024, the Company updated prior year asset coverage per unit values based on this calculation by subtracting SBA Debentures from consolidated total assets.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Average market value per unit for our Corporate Credit Facility, SPV Credit Facility, October 2024 Notes, January 2026 Notes and October 2026 Notes is not applicable because these are not registered for public trading.

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

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2025
First Quarter (through May 17, 2024)	*	$27.22	$24.08	*	*
Year ended March 31, 2024
Fourth Quarter	$16.77	$26.17	$23.06	56.05%	37.51%
Third Quarter	16.77	24.29	20.72	44.84	23.55
Second Quarter	16.46	23.35	19.59	41.86	19.02
First Quarter	16.38	20.25	17.22	23.63	5.13
Year ended March 31, 2023
Fourth Quarter	$16.37	$20.20	$16.34	23.40%	(0.18)%
Third Quarter	16.25	19.72	16.28	21.36	0.18
Second Quarter	16.53	21.23	16.70	28.43	1.03
First Quarter	16.54	24.40	17.79	47.52	7.56

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.” On May 17, 2024, there were approximately 319 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2024):
Operating expenses	3.19%	(4)
Interest payments on borrowed funds	6.93%	(5)
Income tax provision	0.12%	(6)
Acquired fund fees and expenses	0.66%	(7)
Total annual expenses	10.90%

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
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2024. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents our (a) estimated annual interest payments based on actual interest rate terms under our credit facilities, with available commitments of $460 million under the Company's senior secured revolving credit facility (the "Corporate Credit Facility") and initial commitments of $150 million under the Company's special purpose vehicle financing credit facility (the "SPV Credit Facility"), and our anticipated drawdowns from our credit facilities, (b) our actual interest rate terms under the SBA Debentures and our anticipated drawdowns of the SBA Debentures, and (c) the 4.50% Notes due 2026 (the "January 2026 Notes"), the 3.375% Notes due 2026 (the "October 2026 Notes") and the 7.75% Notes due 2028 (the "August 2028 Notes"). As of March 31, 2024, we had $265.0 million outstanding under our Corporate Credit Facility, $153.0 million outstanding under the SBA Debentures, $140.0 million in aggregate principal of our January 2026 Notes outstanding, $150.0 million in aggregate principal of our October 2026 Notes outstanding and $71.9 million in aggregate principal of the August 2028 Notes outstanding. As of March 31, 2024, we had no borrowings outstanding under the SPV Credit Facility. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax provision relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax provision represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based on actual income tax expense for the year ended March 31, 2024.
(7)Acquired fund fees and expenses represent the estimated indirect expense incurred due to our investment in I-45 SLF LLC, a joint venture with Main Street Capital Corporation, based upon the actual amount incurred for the fiscal year ended March 31, 2024. During the fiscal year ended March 31, 2024, the board of managers of I-45 SLF LLC approved the dissolution and liquidation of I-45 SLF LLC and the wind up of its affairs.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$109	$309	$485	$842

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

ISSUER PURCHASES OF EQUITY SECURITIES

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2024, the Company did not repurchase any shares under the share repurchase program.

The following table provides information regarding purchases of our common stock during the year ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2023	—	$—	—	$—
May 1 through May 31, 2023	—	—	—	—
June 1 through June 30, 2023 (1)	46,581	19.86	—	—
July 1 through July 31, 2023	—	—	—	—
August 1 through August 31, 2023	—	—	—	—
September 1 through September 30, 2023	—	—	—	—
October 1 through October 31, 2023	—	—	—	—
November 1 through November 30, 2023 (1)	6,216	22.17	—	—
December 1 through December 31, 2023	—	—	—	—
January 1 through January 31, 2024	—	—	—	—
February 1 through February 29, 2024	—	—	—	—
March 1 through March 31, 2024	—	—	—	—
Total	52,797	$20.13	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2024, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2024, the Company has $20 million available under the share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 ETF, the S&P BDC Index and the S&P Regional Banking ETF. The graph assumes initial investment of $100 on March 31, 2019 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

OVERVIEW

We are an internally managed closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to LMM companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior debt securities, secured by security interests in portfolio company assets. We also may invest in equity interests in our portfolio companies alongside our debt securities.

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies. Our target companies typically have annual EBITDA between $3.0 million and $25.0 million, and our investments generally range in size from $5.0 million to $35.0 million.

We seek to fill the financing gap for LMM companies, which, historically, have had more limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a LMM company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options. Providing customized financing solutions is important to LMM companies. We generally seek to partner directly with financial sponsors, entrepreneurs, management teams and business owners in making our investments. Our LMM debt investments typically include senior loans with a first lien on the assets of the portfolio company. Our LMM debt investments typically have a term of up to five years from the original investment date. We also often seek to invest in the equity securities of our LMM portfolio companies.

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2024, 2023, and 2022, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.72%, 1.91%, and 2.20%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2024 and March 31, 2023, our investment portfolio at fair value represented approximately 94.8% and 95.9% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

As of March 31, 2023, our Board of Directors was responsible for determining, in good faith, the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a Valuation Committee comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of March 31, 2024 and March 31, 2023, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Recently Issued Accounting Standards

In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820”), which was issued to (1) clarify the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company adopted the guidance during the year ended March 31, 2024 and its adoption did not have a material impact on its consolidated financial statements or its disclosures.

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

INVESTMENT PORTFOLIO COMPOSITION

The total value of our investment portfolio was $1,476.6 million as of March 31, 2024, as compared to $1,206.4 million as of March 31, 2023. As of March 31, 2024, we had investments in 116 portfolio companies with an aggregate cost of $1,476.7 million. As of March 31, 2023, we had investments in 86 portfolio companies with an aggregate cost of $1,220.2 million. These balances are inclusive of our investment in I-45 SLF as of March 31, 2023. During the quarter ended March 31, 2024, the board of managers of I-45 SLF approved the dissolution and liquidation of I-45 SLF and the wind up of its affairs. See Note 13 - Related Party Transactions for more information.

As of March 31, 2024 and March 31, 2023, approximately $1,310.0 million, or 97.4%, and $1,002.9 million, or 96.7%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 96.5% and 100.0%, respectively, were subject to contractual minimum interest rates. As of March 31, 2024 and March 31, 2023, the weighted average contractual minimum interest rate is 1.28% and 1.15%, respectively. As of March 31, 2024 and March 31, 2023, approximately $34.5 million, or 2.6%, and $34.7 million, or 3.3%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of March 31, 2024 and March 31, 2023 (excluding our investment in I-45 SLF (as defined below):

	March 31, 2024	March 31, 2023
	(dollars in thousands)
Number of portfolio companies (a)	116	85
Fair value	$1,476,561	$1,155,132
Cost	$1,476,703	$1,139,352
% of portfolio at fair value - debt	91.1%	89.8%
% of portfolio at fair value - equity	8.9%	10.2%
% of investments at fair value secured by first lien	88.7%	86.7%
Weighted average annual effective yield on debt investments (b)	13.3%	12.8%
Weighted average annual effective yield on total investments (c)	12.7%	12.1%
Weighted average EBITDA (d)	$22,988	$21,049
Weighted average leverage through CSWC security (e)	3.6x	4.0x

(a)At March 31, 2024 and March 31, 2023, we had equity ownership in approximately 56.0% and 62.4%, respectively, of our investments.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2024 and March 31, 2023, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
(c)The weighted average annual effective yield of total investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields on total investments were calculated by dividing total investment income, exclusive of non-recurring fees, by average total investments at fair value.
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2023, nine portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

We continue to observe supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including elevated interest rates and volatility in the banking systems, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine, conflict in the Middle East, and U.S. and China relations). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2024 and March 31, 2023:

	As of March 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$197,212	14.7%
2	1,075,717	80.0
3	68,690	5.1
4	2,940	0.2
Total	$1,344,559	100.0%

	As of March 31, 2023
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$153,118	14.8%
2	839,456	80.9
3	44,726	4.3
4	295	0.0
Total	$1,037,595	100.0%

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

As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio's fair value and approximately 1.3% of its cost.

Investment Activity

During the year ended March 31, 2024, we made debt investments totaling $403.4 million and equity investments totaling $16.6 million. We received contractual principal repayments totaling approximately $52.5 million and full prepayments of approximately $99.9 million. We funded $39.9 million on revolving loans and received $27.3 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $18.0 million.

During the quarter ended March 31, 2024, the board of managers of I-45 SLF LLC ("I-45 SLF"), the joint venture between CSWC and Main Street Capital Corporation ("Main Street"), approved the dissolution and liquidation of I-45 SLF and the wind up of its affairs, including distributing all of the assets to CSWC and Main Street in accordance with their respective residual percentage. In connection with the paydown of I-45 SLF's credit facility, the members of I-45 SLF made additional capital commitments totaling $47.0 million, of which $37.6 million was contributed by us. We received return of capital distributions totaling $13.6 million, of which $0.8 million is receivable as of March 31, 2024. We also received distributions-in-kind of investments from I-45 SLF totaling $78.9 million, of which $6.4 million remains receivable as of March 31, 2024. On January 24, 2024, I-45 SLF paid down the full outstanding balance and terminated its credit facility.

During the year ended March 31, 2023, we made debt investments totaling $374.6 million and equity investments totaling $13.5 million. We also funded $4.8 million on our existing equity commitment to I-45 SLF. We received contractual principal repayments totaling approximately $29.4 million and full prepayments of approximately $89.7 million. We funded $40.3 million on revolving loans and received $22.1 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $3.4 million.

Total portfolio investment activity for the year ended March 31, 2024 and 2023 was as follows (dollars in thousands):

Year ended March 31, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	443,326	—	—	16,560	37,600	497,486
Proceeds from sales of investments	(13,875)	—	—	(4,131)	—	(18,006)
Proceeds from return of capital	—	—	—	—	(13,645)	(13,645)
Principal repayments received	(176,763)	(2,913)	(19)	—	—	(179,695)
Distributions-in-kind[1]	71,919	—	562	—	(78,891)	(6,410)
Conversion/exchange of security[2]	(6,961)	—	—	6,961	—	—
PIK interest earned	10,845	356	33	—	—	11,234
Accretion of loan discounts	4,994	169	—	—	—	5,163
Realized (loss) gain	(22,674)	3	—	(1,859)	(15,047)	(39,577)
Unrealized gain (loss)	(2,346)	339	(31)	(3,066)	18,727	13,623
Fair value, end of period	$1,309,449	$33,774	$1,336	$132,002	$—	$1,476,561
1In connection with the dissolution and liquidation of I-45 SLF, the Company received distributions-in-kind of investments, of which $6.4 million remains receivable as of March 31, 2024.
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

Year ended March 31, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$739,872	$52,645	$1,317	$85,177	$57,603	$936,614
New investments	411,745	2,735	385	13,535	4,800	433,200
Proceeds from sales of investments	—	(692)	—	(2,664)	—	(3,356)
Principal repayments received	(128,932)	(12,310)	—	—	—	(141,242)
Conversion of security	(13,715)	—	(587)	14,302	—	—
PIK interest earned	5,577	314	74	—	—	5,965
Accretion of loan discounts	3,587	255	—	—	—	3,842
Realized (loss) gain	(4,957)	(2,239)	(104)	(9,260)	—	(16,560)
Unrealized (loss) gain	(12,193)	(4,888)	(294)	16,447	(11,147)	(12,075)
Fair value, end of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Corporate Credit Facility (as defined below) that trigger a debt extinguishment or, in relation to notes payable, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment.

Set forth below is a comparison of the results of operations for the years ended March 31, 2024 and 2023. For the comparison of the results of operations for the years ended March 31, 2023 and 2022, see the Company's Annual Report on Form 10-K for the year ended March 31, 2023, which was filed with the SEC on May 23, 2023, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of year ended March 31, 2024 and March 31, 2023

	Years Ended
	March 31,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$178,135	$119,300	$58,835	49.3%
Interest expense	(43,088)	(28,873)	(14,215)	49.2%
Other operating expenses	(24,098)	(21,387)	(2,711)	12.7%
Income before taxes	110,949	69,040	41,909	60.7%
Income tax provision (benefit)	944	329	615	186.9%
Net investment income	110,005	68,711	41,294	60.1%
Net realized (loss) gain on investments, net of tax	(39,895)	(17,029)	(22,866)	134.3%
Net unrealized appreciation (depreciation) on investments, net of tax	13,640	(18,589)	32,229	173.4%
Realized loss on extinguishment of debt	(361)	—	(361)	100.0%
Net increase in net assets from operations	$83,389	$33,093	$50,296	152.0%

Investment Income

Total investment income for the year ended March 31, 2024 was approximately $178.1 million, a $58.8 million, or 49.3%, increase as compared to the year ended March 31, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
	2024	2023
Interest income	$145,815	$95,798
PIK interest income	9,766	5,442
Amortization of purchase discounts and fees	5,165	3,842
Dividend income	11,746	9,302
Fee income	5,098	4,795
Other investment income	545	121
Total investment income	$178,135	$119,300

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the year ended March 31, 2024 totaled $160.7 million as compared to $105.1 million for the year ended March 31, 2023. The increase was primarily due to a 29.0% increase in the average monthly cost basis of debt investments held by us from $922.2 million to $1,189.2 million year-over-year and an increase in weighted average yield on debt investments from 12.8% to 13.3% year-over-year primarily due to an increase in benchmark interest rates. Dividend income for the year ended March 31, 2024 increased $2.4 million as compared to the year ended March 31, 2023 primarily due to an increase in distributions received from our equity investments.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2024, our total interest expense was $43.1 million, an increase of $14.2 million, as compared to the total interest expense of $28.9 million for the year ended March 31, 2023. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 4.32% to 5.45% for the year ended March 31, 2023 and March 31, 2024, respectively. The increase in the weighted average interest rate was primarily due to an increase to the base rate on our Corporate Credit Facility and the issuance of the August 2028 Notes.

Salaries, General and Administrative Expenses

For the year ended March 31, 2024, our total employee compensation expense (including both cash and share-based compensation) increased by $1.6 million, or 11.6%, as compared to the total employee compensation expense for the year ended March 31, 2023. The increase was primarily due to an increase in headcount year over year. For the year ended March 31, 2024, our total general and administrative expense was $8.9 million, an increase of $1.1 million, or 14.6%, as compared to the total general and administrative expense of $7.8 million for the year ended March 31, 2023. The increase was primarily attributable to an increase in costs associated with holding a special meeting of shareholders, an increase in insurance costs and an increase in expenses related to the Company's new office space.

Net Investment Income

For the year ended March 31, 2024, income before taxes increased by $41.9 million, or 60.7%. Net investment income increased from the prior year period by $41.3 million, or 60.1%, to $110.0 million as a result of a $58.8 million increase in total investment income, partially offset by a $14.2 million increase in interest expense and a $0.6 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $39.9 million for the year ended March 31, 2024:

	Year Ended March 31, 2024
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(9,868)	$861	$(13,998)	$260	$(22,745)
Equity	1,858	—	(3,615)	(346)	(2,103)
I-45 SLF LLC	(15,047)	—	—	—	(15,047)
Total net realized (loss) gain	$(23,057)	$861	$(17,613)	$(86)	$(39,895)
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

The following table provides a summary of the primary components of the total net realized loss on investments of $17.0 million for the year ended March 31, 2023:

	Year Ended March 31, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(1,220)	$420	$(6,983)	$302	$(7,481)
Equity	853	—	(10,107)	(294)	(9,548)
Total net realized (loss) gain	$(367)	$420	$(17,090)	$8	$(17,029)
(1)Included in other is a $0.1 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized appreciation on investments of $13.6 million for the year ended March 31, 2024 (amounts in thousands):

	Years Ended March 31, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$23,148	$1,988	$15,783	$40,919
Net unrealized (depreciation) appreciation relating to portfolio investments	(25,185)	(5,038)[1]	2,944	(27,279)
Total net unrealized appreciation (depreciation) on investments	$(2,037)	$(3,050)	$18,727	$13,640
1Includes a deferred tax benefit of $17.0 thousand associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $18.6 million for the year ended March 31, 2023 (amounts in thousands):

	Years Ended March 31, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$(2,009)	$(1,257)	$—	$(3,266)
Net unrealized (depreciation) appreciation relating to portfolio investments	(15,366)	11,190[1]	(11,147)	(15,323)
Total net unrealized (depreciation) appreciation on investments	$(17,375)	$9,933	$(11,147)	$(18,589)
1 Includes a deferred tax provision of $6.5 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the year ended March 31, 2024, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with an amendment to the credit agreement relating to the Corporate Credit Facility on August 2, 2023. During the year ended March 31, 2023, we did not recognize any loss on extinguishment of debt.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of debt and equity securities, advances from our credit facilities and our continued access to the debentures guaranteed by the Small Business Administration (the "SBA Debentures"). Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under our credit facilities are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our credit facilities and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders (including our Equity ATM Program, as described below). Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. We continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2024, the Company’s asset coverage was 221%.

Cash Flows

For the year ended March 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $10.7 million. During the foregoing period, our operating activities used $188.5 million in cash, consisting primarily of new portfolio investments of $497.5 million, partially offset by $191.4 million from sales and repayments received from debt investments in portfolio companies, $12.8 million from a return of capital relating to our investment in I-45 SLF and $4.1 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $199.2 million, consisting primarily of net proceeds from the Equity ATM Program of $181.5 million, net proceeds from the issuance of the August 2028 Notes (as defined below) of $69.7 million, net proceeds from the issuance of SBA Debentures of $32.2 million and net borrowings on our Corporate Credit Facility of $30.0 million, partially offset by cash dividends paid in the amount of $102.9 million. At March 31, 2024, the Company had cash and cash equivalents of approximately $32.3 million.

For the year ended March 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $10.2 million. During that period, our operating activities used $227.1 million in cash, consisting primarily of new portfolio investments of $433.2 million, partially offset by $139.1 million from sales and repayments received from debt investments in portfolio companies and $2.7 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $237.5 million, consisting primarily of net proceeds from the Equity ATM Program of $158.9 million, net proceeds from an underwritten equity offering of $44.1 million, net proceeds from the issuance of SBA debentures of $78.1 million and net borrowings on our Corporate Credit Facility of $30.0 million, partially offset by cash dividends paid in the amount of $71.1 million. At March 31, 2023, the Company had cash and cash equivalents of approximately $21.6 million.

Capital Resources

As of March 31, 2024, we had $32.3 million in cash and cash equivalents and $344.2 million of unused capacity under the Corporate Credit Facility and the SPV Credit Facility that we maintain to support our investment and operating activities.

Credit Facilities

As of March 31, 2024, we had $265.0 million outstanding and $194.2 million of undrawn commitments under the Corporate Credit Facility, and no borrowings outstanding and $150.0 million of undrawn commitments under the SPV Credit Facility. Availability under the credit facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our credit facilities, including material terms and financial covenants, refer to Note 5. Borrowings included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Unsecured Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes. The outstanding aggregate principal amount of January 2026 Notes was $140.0 million as of both March 31, 2024 and 2023.

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of October 2026 Notes was $150.0 million as of both March 31, 2024 and 2023.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of August 2028 Notes was $71.9 million as of March 31, 2024 and $0 as of March 31, 2023.

For more information on each of the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes, including material terms, refer to Note 5. Borrowings included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of March 31, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $153.0 million is outstanding. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-drive spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer to Note 5. Borrowings included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Equity Capital Activities

Equity ATM Program

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2024	2023
Number of shares sold	8,733,315	8,435,462
Gross proceeds received (in thousands)	$184,217	$161,216
Net proceeds received (in thousands)[1]	$181,453	$158,798
Weighted average price per share	$21.09	$19.11
1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of March 31, 2024 and 2023, no amounts remained receivable.

Cumulative to date, the Company has sold 25,346,437 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.87, raising $528.9 million of gross proceeds. Net proceeds were $520.5 million after commissions to the sales agents on shares sold. As of March 31, 2024, the Company has $121.1 million available under the Equity ATM Program.

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

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

Authorized Shares

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

At March 31, 2024 and March 31, 2023, we had a total of approximately $140.1 million and $125.2 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of March 31, 2024, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2024, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of March 31, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2024. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$5,792	$416	$862	$903	$3,611
Corporate Credit Facility	265,000	—	—	265,000	—
Interest due on Corporate Credit Facility (1)	84,725	19,523	39,046	26,156	—
January 2026 Notes	140,000	—	140,000	—	—
Interest due on January 2026 Notes	12,600	6,300	6,300	—	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	15,187	5,062	10,125	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	25,066	5,570	11,141	8,355	—
SBA Debentures	153,000	—	—	—	153,000
Interest due on SBA Debentures (2)	55,240	6,206	12,493	12,510	24,031
	$978,485	$43,077	$369,967	$384,799	$180,642

(1)Amounts include interest payments calculated at an average rate of 7.66% of outstanding borrowings under the Corporate Credit Facility, which were $265.0 million as of March 31, 2024.
(2)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On April 24, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending June 30, 2024. The record date for the dividend is June 14, 2024. The payment date for the dividend is June 28, 2024.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes, including an increase in market volatility; interest rate volatility, including elevated interest rates; inflationary pressures; legislative reform; and local, regional, national or geopolitical, social or economic instability.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rate indices, including SOFR and Prime rates, to the extent our debt investments include floating interest rates. See Item 1A. Risk Factors "We are exposed to risks associated with changes in interest rates" for more information.

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the October 2026 Notes, the January 2026 Notes, the August 2028 Notes and the SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2024, we were not a party to any hedging arrangements.

As of March 31, 2024, approximately 97.4% of our debt investment portfolio (at fair value) bore interest at floating rates, 96.5% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV pays unused commitment fees of (i) 0.10% through April 20, 2024 and (ii) 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of March 31, 2024.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(21,181)	$(0.47)
(150 bps)	(15,886)	(0.35)
(100 bps)	(10,591)	(0.24)
(50 bps)	(5,295)	(0.12)
50 bps	5,295	0.12

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including future borrowings that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments or fees from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes to the consolidated financial statements and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2024 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 21, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of March 31, 2024 and 2023, by correspondence with the custodians or the portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments using significant unobservable inputs

As discussed in Note 4, at March 31, 2024, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1,476.561 million. Level 3 investments represent investments whose values are based on unobservable inputs that are significant to the overall fair value measurement. Management estimates the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the financial statements.

We identified the fair value of Level 3 investments, excluding those valued using third party broker quotes as the significant unobservable input, as a critical audit matter because of the management judgment necessary to select the valuation techniques used to estimate the fair value of the Level 3 investments and to estimate the significant unobservable inputs used in those valuation techniques. Auditing the fair value of the Company’s Level 3 investments is complex and involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as the valuation techniques, unobservable inputs and assumptions used by management are highly judgmental and changes could have a significant impact on the fair value measurements of such investments.

The audit procedures we performed to address this critical audit matter included the following, among others:

•We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to management’s selection of valuation techniques and estimates of significant unobservable inputs, and tested such controls for design and operating effectiveness.
•For a sample of investments, we performed the following procedures, among others:
◦We evaluated the appropriateness of the Company’s valuation techniques by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and also comparing to those used by market participants.
◦We tested the reasonableness of assumptions used by management to estimate the unobservable inputs, including market yield, financial performance measures, and discount rates, by comparing these inputs to market information obtained from external sources.
•For a sample of investments, we utilized valuation specialists to evaluate of the Company’s valuation techniques by comparing them to those used by market participants and testing the reasonableness of the assumptions used by management by comparing them to market data.
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

Chicago, Illinois
May 21, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Capital Southwest Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of March 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated May 21, 2024 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Reports on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Chicago, Illinois
May 21, 2024

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	March 31,	March 31,
	2024	2023

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,276,690 and $947,829, respectively)	$1,286,355	$966,627
Affiliate investments (Cost: $200,013 and $191,523, respectively)	190,206	188,505
Control investments (Cost: $0 and $80,800, respectively)	—	51,256
Total investments (Cost: $1,476,703 and $1,220,152, respectively)	1,476,561	1,206,388
Cash and cash equivalents	32,273	21,585
Receivables:
Dividends and interest	22,928	18,430
Escrow	16	363
Other	7,276	647
Income tax receivable	336	368
Debt issuance costs (net of accumulated amortization of $7,741 and $5,642, respectively)	10,928	3,717
Other assets	6,440	6,186
Total assets	$1,556,758	$1,257,684

Liabilities
SBA Debentures (net of $4,305 and $3,670, respectively, of unamortized debt issuance costs)	$148,695	$116,330
January 2026 Notes (net of $612 and $949, respectively, of unamortized debt issuance costs)	139,388	139,051
October 2026 Notes (net of $1,923 and $2,737, respectively, of unamortized debt issuance costs)	148,077	147,263
August 2028 Notes (net of $2,182 and $0, respectively, of unamortized debt issuance costs)	69,693	—
Credit Facilities	265,000	235,000
Other liabilities	17,381	16,761
Accrued restoration plan liability	570	598
Income tax payable	281	156
Deferred tax liability	11,997	12,117
Total liabilities	801,082	667,276

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at March 31, 2024 and 40,000,000 shares at March 31, 2023; issued, 45,050,759 shares at March 31, 2024 and 38,415,937 shares at March 31, 2023	11,263	9,604
Additional paid-in capital	796,945	646,586
Total distributable (loss) earnings	(52,532)	(41,845)
Treasury stock - at cost, no shares at March 31, 2024 and 2,339,512 shares at March 31, 2023	—	(23,937)
Total net assets	755,676	590,408
Total liabilities and net assets	$1,556,758	$1,257,684
Net asset value per share (45,050,759 shares outstanding at March 31, 2024 and 36,076,425 shares outstanding at March 31, 2023)	$16.77	$16.37

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Years Ended
	March 31,
	2024	2023	2022
Investment income:
Interest income:
Non-control/Non-affiliate investments	$133,329	$87,982	$58,136
Affiliate investments	17,209	11,658	7,122
Payment-in-kind interest income:
Non-control/Non-affiliate investments	7,737	2,382	2,051
Affiliate investments	2,471	3,060	1,160
Dividend income:
Non-control/Non-affiliate investments	3,533	1,824	1,654
Affiliate investments	230	141	28
Control investments	7,983	7,337	6,720
Fee income:
Non-control/Non-affiliate investments	4,257	4,057	4,833
Affiliate investments	759	638	494
Control investments	82	100	—
Other income	545	121	17
Total investment income	178,135	119,300	82,215
Operating expenses:
Compensation	10,631	9,870	8,838
Share-based compensation	4,518	3,705	3,585
Interest	43,088	28,873	19,924
Professional fees	3,705	3,180	2,489
General and administrative	5,244	4,632	4,077
Total operating expenses	67,186	50,260	38,913
Income before taxes	110,949	69,040	43,302
Federal income, excise and other taxes	1,135	630	181
Deferred taxes	(191)	(301)	434
Total income tax provision	944	329	615
Net investment income	$110,005	$68,711	$42,687
Realized (loss) gain
Non-control/Non-affiliate investments	$(18,062)	$(5,872)	$7,136
Affiliate investments	(6,500)	(11,027)	140
Control investments	(15,047)	—	—
Income tax provision	(286)	(130)	(1,442)
Total net realized (loss) gain on investments, net of tax	(39,895)	(17,029)	5,834
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	1,584	(6,942)	20,940
Affiliate investments	(6,688)	6,014	(4,750)
Control investments	18,727	(11,147)	(2,755)
Income tax benefit (provision)	17	(6,514)	(1,968)
Total net unrealized appreciation (depreciation) on investments, net of tax	13,640	(18,589)	11,467
Net realized and unrealized (losses) gains on investments	(26,255)	(35,618)	17,301
Realized loss on extinguishment of debt	(361)	—	(17,087)
Realized loss on disposal of fixed assets	—	—	(86)
Net increase in net assets from operations	$83,389	$33,093	$42,815

Pre-tax net investment income per share - basic and diluted	$2.72	$2.30	$1.90
Net investment income per share – basic and diluted	$2.70	$2.29	$1.87
Net increase in net assets from operations – basic and diluted	$2.05	$1.10	$1.87
Weighted average shares outstanding – basic and diluted	40,727,133	30,015,533	22,839,835

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2021	21,005,324	$5,836	2,339,512	$(23,937)	$356,447	$(2,095)	$336,251
Issuance of common stock	3,872,031	969	—	—	97,138	—	98,107
Share-based compensation	—	—	—	—	3,585	—	3,585
Issuance of common stock under restricted stock plan, net of forfeitures	133,289	33	—	—	(33)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,124)	(13)	—	—	(1,395)	—	(1,408)
Dividends to shareholders	—	—	—	—	—	(58,624)	(58,624)
Change in restoration plan liability	—	—	—	—	141	—	141
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(7,648)	7,648	—
Net investment income	—	—	—	—	—	42,687	42,687
Net realized loss on investments, extinguishment of debt and disposal of fixed assets	—	—	—	—	—	(11,339)	(11,339)
Net unrealized appreciation on investments	—	—	—	—	—	11,467	11,467
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	10,969,898	2,742	—	—	200,039	—	202,781
Share-based compensation	—	—	—	—	3,705	—	3,705
Issuance of common stock under restricted stock plan, net of forfeitures	197,597	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(49,590)	(12)	—	—	(1,009)	—	(1,021)
Dividends to shareholders	—	—	—	—	—	(71,102)	(71,102)
Change in restoration plan liability	—	—	—	—	2,085	—	2,085
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(6,420)	6,420	—
Net investment income	—	—	—	—	—	68,711	68,711
Net realized loss on investments	—	—	—	—	—	(17,029)	(17,029)
Net unrealized depreciation on investments	—	—	—	—	—	(18,589)	(18,589)
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	8,733,315	2,183	—	—	179,204	—	181,387
Cancellation of treasury shares	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	4,518	—	4,518
Issuance of common stock under restricted stock plan, net of forfeitures	293,816	74	—	—	(74)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,797)	(13)	—	—	(1,050)	—	(1,063)
Dividends to shareholders	—	—	—	—	—	(102,925)	(102,925)
Change in restoration plan liability	—	—	—	—	(38)	—	(38)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(8,849)	8,849	—
Net investment income	—	—	—	—	—	110,005	110,005
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(40,256)	(40,256)
Net unrealized appreciation on investments	—	—	—	—	—	13,640	13,640
Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended
	March 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets from operations	$83,389	$33,093	$42,815
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases and originations of investments	(497,486)	(433,200)	(499,218)
Proceeds from sales and repayments of debt investments in portfolio companies	191,407	139,051	259,158
Proceeds from sales and return of capital of equity investments in portfolio companies	4,131	2,664	11,881
Proceeds from return of capital of investment in I-45 SLF LLC	12,800	—	—
Payment of accreted original issue discounts	2,163	1,570	3,692
Payment of accrued payment-in-kind interest	—	1,313	3,485
Depreciation and amortization	4,304	2,750	2,230
Net pension benefit	(66)	(24)	(132)
Realized loss (gain) on investments before income tax	39,983	17,222	(6,617)
Realized loss on extinguishment of debt	361	—	17,103
Realized loss on disposal of fixed assets	—	—	86
Net unrealized (appreciation) depreciation on investments before income tax	(13,623)	12,075	(13,435)
Accretion of discounts on investments	(5,163)	(3,842)	(3,005)
Payment-in-kind interest	(11,234)	(5,965)	(4,190)
Share-based compensation expense	4,518	3,705	3,585
Deferred income taxes	(119)	6,369	2,402
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(4,829)	(6,803)	(1,539)
Decrease (increase) in escrow receivables	272	756	(159)
Decrease (increase) in tax receivable	31	(209)	(4)
Decrease (increase) in other receivables	627	1,591	(2,067)
Increase in other assets	(706)	(128)	(3,090)
Increase (decrease) in taxes payable	126	(1,085)	1,191
Increase in other liabilities	618	1,997	3,153
Net cash used in operating activities	(188,496)	(227,100)	(182,675)
Cash flows from investing activities
Acquisition of fixed assets	(13)	(281)	(1,995)
Net cash used in investing activities	(13)	(281)	(1,995)
Cash flows from financing activities
Proceeds from common stock offering	181,453	202,956	98,141
Equity offering costs paid	—	(102)	—
Borrowings under credit facility	305,000	185,000	315,000
Repayments of credit facility	(275,000)	(155,000)	(230,000)
Debt issuance costs paid	(10,183)	(1,248)	(3,865)
Proceeds from issuance of SBA Debentures	32,196	78,052	39,026
Proceeds from issuance of October 2026 Notes	—	—	146,414
Proceeds from issuance of August 2028 Notes	69,719	—	—
Redemption of October 2024 Notes	—	—	(125,000)
Payment for debt extinguishment costs	—	—	(15,196)
Dividends to shareholders	(102,925)	(71,102)	(58,624)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,063)	(1,021)	(1,408)
Net cash provided by financing activities	199,197	237,535	164,488
Net increase in cash and cash equivalents	10,688	10,154	(20,182)
Cash and cash equivalents at beginning of period	21,585	11,431	31,613
Cash and cash equivalents at end of period	$32,273	$21,585	$11,431
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,176	$1,896	$461
Cash paid for interest	37,753	25,466	18,404
Distributions in kind received	72,481	—	—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
ADS TACTICAL, INC.	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.19%	3/5/2024	3/19/2026	$1,625	$1,609	$1,625
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(97)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/21/2023	4/21/2028	11,250	10,959	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/21/2023	4/21/2028	11,250	10,962	11,250
						21,824	22,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/S, Current Coupon 11.04%	3/7/2024	10/2/2028	1,794	1,781	1,794
	First Lien	SOFR+5.75% (Floor 0.75%)/S, Current Coupon 11.19%	3/7/2024	10/2/2028	796	781	796
						2,562	2,590
Subtotal: Aerospace & Defense (3.54%)*						25,995	26,715
Business Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 10.43%	2/22/2024	6/10/2028	2,500	2,471	2,500
						2,468	2,500
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.94%	1/3/2023	9/30/2026	6,500	6,406	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.94%	1/3/2023	9/30/2026	6,500	6,407	6,500
						12,813	13,000
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+5.50% PIK (Floor 2.00%)/M, Current Coupon 10.93%	12/20/2022	12/31/2026	4,250	4,234	4,249
	First Lien - Term Loan B	SOFR+7.50% PIK (Floor 2.00%)/M, Current Coupon 12.93%	12/20/2022	12/31/2026	4,359	4,336	4,359
						8,570	8,608

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(33)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/26/2023	4/26/2028	9,000	8,845	8,919
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/26/2023	4/26/2028	9,000	8,846	8,919
						17,658	17,838
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(37)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.09%	12/15/2022	12/15/2027	7,125	7,012	7,125
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.09%	12/15/2022	12/15/2027	7,125	7,011	7,125
						13,986	14,250
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 10.56%	3/4/2024	5/9/2026	5,444	5,419	5,281
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(15)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.98%	3/15/2021	3/13/2026	7,727	7,658	7,727
						7,643	7,727
RESEARCH NOW GROUP, INC.	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.07%	3/18/2024	12/20/2024	4,649	4,636	2,804
	Second Lien[16]	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.07%	12/8/2017	12/20/2025	10,500	10,245	2,940
						14,881	5,744
RETAIL SERVICES WIS CORPORATION	First Lien	SOFR+8.35% (Floor 1.00%)/Q, Current Coupon 13.81%	3/7/2024	5/20/2025	2,676	2,658	2,651
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(19)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.23%	12/8/2021	6/8/2026	6,637	6,566	6,637
						6,547	6,637

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SYSTEC CORPORATION	Revolving Loan	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%[20]	8/13/2021	8/13/2025	2,000	1,986	1,984
	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%	8/13/2021	8/13/2025	8,440	8,375	8,372
						10,361	10,356
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	5/17/2022	5/17/2027	14,800	14,589	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.58%[20]	11/19/2021	11/19/2026	3,556	3,447	3,449
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%[20]	1/16/2024	11/19/2026	15,967	15,675	15,488
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%[20]	1/16/2024	11/19/2026	15,967	15,674	15,488
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 13.59%	11/19/2021	11/19/2026	4,133	4,067	4,009
						38,863	38,434
ZENFOLIO INC.	Revolving Loan[10]	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	7/17/2017	12/31/2026	2,000	1,976	1,980
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%[20]	7/17/2017	12/31/2026	19,744	19,577	19,547
						21,553	21,527
Subtotal: Business Services (22.41%)*						178,009	169,353
Consumer Products & Retail
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	6.00% PIK	7/15/2020	9/30/2024	173	173	173
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	1/18/2022	1/18/2027	500	472	500
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.09%	1/18/2022	1/18/2027	9,250	9,139	9,250
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.09%	1/18/2022	1/18/2027	9,250	9,136	9,250
						18,747	19,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(41)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	10/15/2021	10/15/2026	15,100	14,926	15,100
						14,885	15,100
HEAT TRAK, LLC	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	6/12/2023	6/9/2028	11,500	10,308	11,270
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.84%	6/30/2021	6/30/2026	15,929	15,769	15,929
ISAGENIX INTERNATIONAL, LLC	First Lien	SOFR+5.50% (Floor 1.00%)/S, Current Coupon 11.04%	3/6/2024	4/14/2028	724	724	634
LASH OPCO, LLC	Revolving Loan	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.17%[20]	12/29/2021	9/18/2025	824	814	808
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 13.16%	12/29/2021	3/18/2026	16,733	16,477	16,399
						17,291	17,207
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)	2/21/2024	2/21/2029	—	(137)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
						32,704	32,841
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.17%[20]	9/1/2020	9/1/2025	1,068	1,063	1,060
	First Lien	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.18%	9/1/2020	9/1/2025	5,684	5,660	5,639
						6,723	6,699

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%	3/22/2024	3/21/2029	100	20	98
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
						29,916	29,994
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.92%	3/19/2024	8/9/2026	2,953	2,946	2,401
Subtotal: Consumer Products & Retail (20.01%)*						150,186	151,248
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	825	813	825
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	24,407	24,116	24,407
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						24,929	25,232
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.93%	2/1/2024	6/29/2025	2,452	2,452	2,403
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	661	661	601
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	514
						3,678	3,518
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.93%	12/23/2021	12/23/2026	11,875	11,734	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.93%	12/23/2021	12/23/2026	11,875	11,732	5,106
						23,466	16,981

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.82%[20]	12/20/2023	12/20/2028	1,000	981	980
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	12/20/2023	12/20/2028	5,000	4,904	4,900
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.81%	12/20/2023	12/20/2028	600	517	588
						6,402	6,468
ROOF OPCO, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	8/27/2021	8/27/2026	13,261	13,079	12,638
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.09%	4/12/2023	8/27/2026	13,261	13,079	12,638
						26,129	25,276
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(99)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.33%	3/7/2024	3/7/2029	10,000	9,802	9,802
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(49)	—
						9,654	9,802
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%	2/11/2022	12/31/2024	15,719	15,519	15,656
	Delayed Draw Term Loan - B	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/11/2022	12/31/2024	3,940	3,891	3,924
						19,410	19,580
Subtotal: Consumer Services (14.14%)*						113,668	106,857
Containers & Packaging
LLFLEX, LLC	First Lien[15]	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.98%	8/16/2021	8/14/2026	10,795	10,662	9,176
Subtotal: Containers & Packaging (1.21%)*						10,662	9,176

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Distribution
KMS, INC.	First Lien[15]	SOFR+9.25% (Floor 1.00%)/Q, Current Coupon 14.70%	10/4/2021	10/2/2026	17,856	17,720	15,892
Subtotal: Distribution (2.10%)*						17,720	15,892
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,376
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(9)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	7/19/2021	7/20/2026	9,239	9,142	9,239
						9,133	9,239
Subtotal: Education (1.67%)*						18,636	12,615
Energy Services (Midstream)
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.59%	12/13/2018	12/14/2026	4,793	4,749	4,793
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.77%[20]	8/23/2022	8/19/2027	1,056	1,010	1,056
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	8/23/2022	8/19/2027	7,583	7,473	7,583
						8,483	8,639
Subtotal: Energy Services (Midstream) (1.78%)*						13,232	13,432
Energy Services (Upstream)
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(46)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/9/2021	9/9/2026	12,541	12,401	12,541
						12,355	12,541
Subtotal: Energy Services (Upstream) (1.66%)*						12,355	12,541
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	1,569	1,569	1,569
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/Q, Current Coupon 11.94%	11/6/2023	11/6/2028	3,123	3,123	3,123
						4,692	4,692

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	3/2/2023	8/3/2026	—	(20)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q Current Coupon 11.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%[20]	2/23/2024	8/3/2026	12,000	11,796	12,000
						35,370	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	714
	First Lien	7.50%	12/31/2021	12/31/2025	5,091	5,091	4,984
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						11,028	10,615
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.57%	2/29/2024	11/3/2027	1,546	1,544	1,515
Subtotal: Environmental Services (6.99%)*						52,634	52,822
Financial Services
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.83%	9/14/2023	9/14/2028	10,000	9,862	9,850
NINJATRADER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	12/18/2019	12/18/2026	—	(3)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	12/18/2019	12/18/2026	34,698	34,278	34,698
						34,275	34,698
VIDA CAPITAL, INC.	First Lien	SOFR+6.00%/M, Current Coupon 11.44%	3/15/2024	10/1/2026	2,362	2,342	2,065
Subtotal: Financial Services (6.17%)*						46,479	46,613
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.23%	3/11/2022	4/10/2026	12,944	12,903	10,356
	First Lien - Term Loan B16	SOFR+10.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 17.23%	3/11/2022	4/10/2026	12,106	12,057	7,276
						24,960	17,632

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	6/1/2021	6/1/2026	7,030	6,930	7,030
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.46%[20]	9/30/2022	9/29/2028	454	439	436
	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.45%	9/30/2022	9/29/2028	3,606	3,547	3,461
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.48%	9/30/2022	9/29/2028	300	286	288
						4,272	4,185
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 11.31%	3/6/2024	3/25/2027	2,100	2,062	1,681
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.57%[20]	11/30/2023	11/30/2028	1,800	1,713	1,755
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%[20]	11/30/2023	11/30/2028	1,550	1,497	1,511
						24,200	24,228
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(47)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	8/10/2021	8/10/2026	21,800	21,536	21,364
						21,489	21,364
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	500	440	500
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	13,000	12,791	13,000
	Delayed Draw Term Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(23)	—
						13,208	13,500
Subtotal: Food, Agriculture & Beverage (11.86%)*						97,121	89,620

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Healthcare Products
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.31%	2/15/2024	2/15/2029	6,000	5,882	5,882
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(26)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 14.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/28/2023	11/20/2026	4,988	4,897	4,987
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	3/16/2018	11/20/2026	4,269	4,223	4,269
	Unsecured convertible note[9,13]	25.00% PIK	12/21/2021	12/31/2024	144	144	136
						18,906	19,136
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(23)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.93%	6/6/2022	6/7/2027	22,135	21,826	21,029
						21,803	21,029
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(33)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%	6/7/2023	6/7/2028	5,917	5,813	5,917
						5,780	5,917
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(22)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	4/4/2022	4/3/2028	10,016	9,873	10,016
						9,851	10,016
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.45%	3/21/2019	3/19/2027	16,583	16,505	16,416
Subtotal: Healthcare Products (10.37%)*						78,727	78,396

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	14,364	14,364	14,206
	Delayed Draw Term Loan	18.00% PIK	1/31/2023	6/25/2025	433	430	428
						14,794	14,634
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(31)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	2/10/2023	2/10/2028	6,500	6,392	6,500
						6,361	6,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(37)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	10/31/2023	10/31/2028	5,500	5,397	5,390
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	10/31/2023	10/31/2028	5,500	5,396	5,390
						10,756	10,780
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.46%[20]	5/22/2020	5/22/2025	700	693	700
	First Lien	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	7,540	7,500	7,540
	Delayed Draw Capex Term Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	101	94	101
						8,287	8,341
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.43%	9/6/2023	9/6/2028	15,000	14,725	15,000
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)	9/6/2023	9/6/2028	—	(44)	—
						14,681	15,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.44%[20]	4/3/2023	4/3/2028	719	703	653
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	4/3/2023	4/3/2028	7,975	7,796	7,242
						8,499	7,895

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(18)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
						14,704	14,594
LAB LOGISTICS, LLC	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/22/2024	9/25/2024	7,958	7,954	7,959
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	5/14/2021	5/14/2026	5,000	4,955	5,000
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	3/21/2023	5/14/2026	7,424	7,355	7,395
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	3/21/2023	5/14/2026	7,424	7,355	7,424
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.48%	3/21/2023	5/14/2026	5,148	5,051	5,148
	First Lien - Term Loan D	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	10/27/2023	5/14/2026	12,973	12,695	12,973
						37,411	37,940
OPCO BORROWER, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(6)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.91%	8/19/2022	8/19/2027	8,661	8,600	8,661
	Second Lien	12.50%	8/19/2022	2/19/2028	3,000	2,792	3,000
						11,386	11,661
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/12/2024	—	—	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	11/9/2018	11/12/2024	14,906	14,889	14,906
						14,889	14,906
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/6/2022	6/11/2024	22,188	22,130	20,833
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.94%	7/1/2022	7/1/2027	7,560	7,560	4,914

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(34)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	8/18/2022	8/18/2027	12,200	11,994	12,200
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	7/14/2023	8/18/2027	12,200	11,994	12,200
						23,954	24,400
Subtotal: Healthcare Services (26.51%)*						203,366	200,357
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(51)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	Delayed Draw Term Loan	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	7/7/2023	7/7/2028	3,000	2,944	3,000
						12,911	12,996
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(45)	—
	First Lien[19]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%	1/30/2023	1/31/2028	6,004	5,903	6,004
						5,858	6,004
THE PRODUCTO GROUP, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.44%	12/31/2021	12/31/2026	17,447	17,218	17,447
Subtotal: Industrial Products (4.82%)*						35,987	36,447
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(21)	—
	First Lien	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.66%	2/9/2024	2/1/2029	9,798	9,607	9,607
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(11)	—
						9,575	9,607

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
USA DEBUSK, LLC	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	2/25/2020	9/8/2026	11,381	11,285	11,381
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	11/21/2023	9/8/2026	1,660	1,631	1,660
						12,916	13,041
Subtotal: Industrial Services (3.00%)*						22,491	22,648
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.95%	6/16/2022	6/16/2027	3,346	3,313	2,676
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.95%	6/16/2022	6/16/2027	23,372	23,131	18,698
						26,444	21,374
ACCELERATION, LLC	Revolving Loan[10]	SOFR+8.75% (Floor 1.00%)	6/13/2022	6/14/2027	—	(64)	—
	First Lien - Term Loan A	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.34%	6/13/2022	6/14/2027	8,917	8,791	8,917
	First Lien - Term Loan B	SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 14.34%	6/13/2022	6/14/2027	8,917	8,790	8,917
	First Lien - Term Loan C	SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 15.34%	6/13/2022	6/14/2027	8,917	8,789	8,917
						26,306	26,751
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.11% (Floor 1.00%)/Q, Current Coupon 13.59%[20]	12/1/2020	12/1/2025	19,550	19,283	19,550
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(32)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	5/1/2023	5/1/2028	8,955	8,801	8,785
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	5/1/2023	5/1/2028	8,955	8,800	8,776
						17,569	17,561
CRAFTY APES, LLC	First Lien[8]	SOFR+9.25% PIK (Floor 1.00%)/M, Current Coupon 14.58%	6/9/2021	10/31/2025	16,644	16,576	15,778

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(35)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,656	7,777
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,655	7,777
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	2,068	2,025	2,068
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						17,686	18,007
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/M, Current Coupon 10.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/M, Current Coupon 12.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(18)	—
						9,813	9,860
INFOLINKS MEDIA BUYCO, LLC	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.18%	11/1/2021	10/30/2026	8,171	8,068	8,171
OUTERBOX, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	6/8/2022	6/8/2027	—	(19)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	6/8/2022	6/8/2027	14,625	14,468	14,522
						14,449	14,522
Subtotal: Media & Marketing (20.06%)*						156,194	151,574
Restaurants
ONE GROUP, LLC	First Lien	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.44%	2/22/2024	10/29/2026	9,972	9,876	9,876
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,876	9,876

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
						15,677	15,680
Subtotal: Restaurants (3.38%)*						25,553	25,556
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	5,000	4,921	5,000
	Delayed Draw Term Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	7,500	7,350	7,500
						12,242	12,500
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	615	612	615
	First Lien	SOFR+0.00%, 8.00% PIK (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	7,505	7,461	7,505
						8,073	8,120
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 10.44%	3/4/2024	7/2/2026	4,862	4,791	4,794
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(5)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	11/1/2019	11/1/2024	1,000	998	1,000
						993	1,000
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(20)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	10/1/2021	10/1/2026	5,000	4,945	5,000
						4,925	5,000
Subtotal: Software & IT Services (4.16%)*						31,024	31,414

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Specialty Chemicals
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	12/13/2021	12/11/2026	—	(21)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	12/13/2021	12/11/2026	14,413	14,243	14,269
						14,222	14,269
Subtotal: Specialty Chemicals (1.89%)*						14,222	14,269
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.74%	3/12/2024	12/29/2027	3,496	3,460	3,216
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	9/30/2020	9/30/2025	5,675	5,645	5,590
	Unsecured convertible note[9,13]	12.00% PIK	2/7/2022	3/31/2026	75	75	75
						5,720	5,665
Subtotal: Technology Products & Components (1.18%)*						9,180	8,881
Telecommunications
INTERMEDIA HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	3/14/2024	7/21/2025	5,231	5,209	5,178
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 13.25%	3/11/2024	12/22/2024	3,555	3,551	2,755
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.59%	12/6/2021	12/7/2026	12,957	12,802	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.59%	12/6/2021	12/7/2026	2,927	2,891	2,195
						15,693	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.00% PIK (Floor 1.00%)/Q, Current Coupon 12.49%	3/19/2024	5/2/2026	2,409	2,409	923
	Third Lien	—	3/18/2024	5/2/2027	230	230	54
						2,639	977
Subtotal: Telecommunications (2.97%)*						27,092	22,443
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/9/2021	8/26/2026	6,521	6,483	5,934

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.48%	2/10/2023	2/10/2028	9,575	9,361	9,096
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan[10]	SOFR+9.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 16.48%	6/21/2023	6/21/2027	2,468	2,411	2,468
	First Lien - Term Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	13,038	11,186	13,038
	First Lien - Term B Loan	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	13,038	11,174	13,038
	Delayed Draw Term Loan - A10	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
	Delayed Draw Term Loan - B10	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
						26,839	30,660
Subtotal: Transportation & Logistics (6.05%)*						42,683	45,690
Total: Debt Investments (177.93%)*						$1,383,216	$1,344,559

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Equity Investments
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	$—	$250	$317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,164
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,346
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	273
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	269
						1,423	1,888
Subtotal: Business Services (0.58%)*						5,641	4,369
Consumer Products and Retail
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	646
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,781
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	757
						1,500	2,538
HEAT TRAK, LLC	Warrants (Expiration - June 9, 2033)[9,13]		6/12/2023	—	—	1,104	742
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,11,13]		4/30/2021	—	—	603	644
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	787
						636	1,431
TRU FRAGRANCE & BEAUTY LLC	1,000,000 Preferred Units[9,13]		3/22/2024	—	—	1,000	1,000
Subtotal: Consumer Products and Retail (1.00%)*						7,740	7,577
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,319
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,11,13]		3/17/2022	—	—	2,000	1,362
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,384

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROOF OPCO, LLC	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	262
						1,000	1,037
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	500
Subtotal: Consumer Services (1.01%)*						5,844	7,602
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598
Education
STUDENT RESOURCE CENTER LLC[6]	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						5,845	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,012
Subtotal: Education (0.27%)*						6,845	2,012
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	5
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	3,170
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	3,175
ISLAND PUMP AND TANK, LLC	1,204,099.26 Preferred units[9,13]		3/2/2023	—	—	1,212	2,325
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.73%)*						4,482	5,500
Financial Services
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	17,771
Subtotal: Financial Services (2.35%)*						2,000	17,771
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,13]		6/1/2021	—	—	750	1,815
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	633
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	316
						1,500	949
Subtotal: Food, Agriculture & Beverage (0.50%)*						6,250	3,764
Healthcare Products
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	1,250
LGM PHARMA, LLC	142,278.89 units of Class A common stock[9,13]		11/15/2017	—	—	1,600	5,258
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,11,13]		6/6/2022	—	—	600	263
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,460
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	751
Subtotal: Healthcare Products (1.19%)*						5,450	8,982
Healthcare Services
AAC NEW HOLDCO INC.	374,543 shares common stock		12/11/2020	—	—	1,785	1,173
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,198	1,030
						3,983	2,203
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	619
CAVALIER BUYER, INC.	690,324 Preferred Units[9,13]		2/10/2023	—	—	690	726
	690,324 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						690	726
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,000
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	1,360
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	108,211.4 Preferred units[9,13]		4/3/2023	—	—	343	323
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	1,000
OPCO BORROWER, LLC	Warrants (Expiration - August 19, 2029)		8/19/2022	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	762
	1,100 Class A-1 Units		9/26/2022	—	—	66	183
	16,084 Class A Units		11/9/2018	—	—	1,517	747
						1,785	1,692
SPECTRUM OF HOPE, LLC	1,074,786 Common units[9,13]		2/17/2023	—	—	1,075	661

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Healthcare Services (1.40%)*						18,571	10,590
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,228
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	355
						1,127	1,583
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,064
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	12,054
Subtotal: Industrial Products (2.08%)*						3,627	15,701
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,554
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,554
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	833
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	167
						1,000	1,000
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC[6]	6,308.2584 Class A common units[9,13]		6/8/2022	—	—	631	581
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	1,958
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	8,485
Subtotal: Media & Marketing (2.32%)*						8,241	17,506
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	1,000
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,466
Subtotal: Software & IT Services (0.86%)*						5,125	6,468
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,11,13]		1/4/2021	—	—	2,892	9,505
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	583
Subtotal: Technology Products & Components (1.33%)*						4,097	10,088
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,393
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	159
						1,221	1,552
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.21%)*						1,221	1,552
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,584
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	42
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	24
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	24
						1,624	1,674
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	4,005
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	3,869
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	2,374
						5,829	10,248
Subtotal: Transportation & Logistics (1.58%)*						7,453	11,922
Total: Equity Investments (17.47%)*						$93,487	$132,002

Total: Investments (195.40%)*						$1,476,703	$1,476,561

*Value as a percent of net assets. All amounts are stated in U.S. Dollars.

1.All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
2.All of the Company’s investments, the investments of Capital Southwest SPV LLC ("SPV") and the investments of SBIC I (as defined below) are pledged as collateral for the Company’s senior secured revolving credit facility, the SPV's financing credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP, the Company's wholly-owned subsidiary that operates as a small business investment company ("SBIC I"), respectively.
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act, as investments that are neither control investments nor affiliate investments. At March 31, 2024, the Company held $1,286.4 million of non-control/non-affiliate investments, which represented approximately 87.1% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 170.2%.
6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2024, the Company held $190.2 million of affiliate investments, which represented approximately 12.9% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 25.2%.
7.Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At March 31, 2024, the Company did not hold any control investments.
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, approximately 10.6% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of March 31, 2024. Refer to Note 11 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of March 31, 2024, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $96.3 million; cumulative gross unrealized depreciation for federal income tax purposes was $96.4 million. Cumulative net unrealized depreciation was $0.1 million, based on a tax cost of $1,471.1 million.
13.Investment is held through a wholly-owned taxable subsidiary.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of March 31, 2024, represented 195.4% of the Company's net assets or 94.8% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of March 31, 2024, meaning the Company has ceased to recognize interest income on the investment.

17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted average rate for borrowings under the facility as of March 31, 2024.
21.Unless otherwise noted, all portfolio company headquarters are based in the United States.
22.Portfolio company headquarters are located outside of the United States.
As of March 31, 2024, there were no investments that represented greater than 5% of our total assets.

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
As of March 31, 2023, there were no investments that represented greater than 5% of our total assets..

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. Our target companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $25.0 million, and our investments generally range in size from $5.0 million to $35.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), and Capital Southwest SBIC I, LP (“SBIC I”) are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

On April 20, 2021, SBIC I received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for financial reporting purposes under generally accepted accounting principles in the United States ("U.S. GAAP"), and the portfolio investments held by it are included in the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP. We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include the Taxable Subsidiary, SPV, and SBIC I.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of March 31, 2024, the Company has 89.4% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended March 31, 2024, we satisfied all RIC requirements and have 10.1% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facilities approximates fair value (Level 3 input). See Note 4 below for further discussion regarding the fair value measurements and hierarchy.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At March 31, 2024 and March 31, 2023, cash held in money market funds amounted to $18.8 million and $8.9 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2024 and March 31, 2023, cash balances totaling $30.7 million and $20.3 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3.

Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidate the results of the Taxable Subsidiary, SPV and SBIC I. All intercompany balances have been eliminated upon consolidation.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio at fair value and approximately 3.9% at cost. As of March 31, 2023, investments on non-accrual status represented approximately 0.3% of our total investment portfolio at fair value and approximately 1.3% at cost.

To maintain RIC tax treatment, non-cash sources of income, such as accretion of interest income, may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the years ended March 31, 2024 and 2023, approximately 2.9% and 3.2%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of March 31, 2024 and March 31, 2023, we have not written off any accrued and uncollected PIK interest from prior periods. For the year ended March 31, 2024, we had five investments for which we stopped accruing PIK interest. For the year ended March 31, 2023, we had three investments for which we stopped accruing PIK interest. For the years ended March 31, 2024 and 2023, approximately 5.7% and 4.6%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the credit facilities have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below), the August 2028 Notes (as defined below) and the SBA Debentures.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 11.5 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the years ended March 31, 2024, 2023, and 2022.

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

Recently Issued or Adopted Accounting Standards In June 2022, the FASB issued Accounting Standards Update ("ASU") 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASC 820") which was issued to (1) clarify the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company adopted the guidance during the year ended March 31, 2024 and its adoption did not have a material impact on its consolidated financial statements or its disclosures.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2024 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
First lien loans[1,2]	$1,309,449	88.7%	173.3%	$1,340,555	90.8%
Second lien loans[2]	33,774	2.3	4.5	41,654	2.8
Subordinated debt[3]	1,336	0.1	0.2	1,007	0.1
Preferred equity	71,127	4.8	9.4	56,708	3.8
Common equity & warrants	60,875	4.1	8.0	36,779	2.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

March 31, 2023:
First lien loans[1,2]	$1,000,984	83.0%	169.5%	$1,018,595	83.5%
Second lien loans[2]	35,820	3.0	6.1	44,038	3.6
Subordinated debt[3]	791	0.1	0.1	763	0.1
Preferred equity	63,393	5.2	10.7	43,634	3.6
Common equity & warrants	54,144	4.5	9.2	32,322	2.6
I-45 SLF LLC[4]	51,256	4.2	8.7	80,800	6.6
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of March 31, 2024 and March 31, 2023, the fair value of the first lien last out loans are $35.3 million and $50.1 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2024 and March 31, 2023, the fair value of the split lien term loans included in first lien loans is $43.7 million and $45.0 million, respectively. As of March 31, 2024 and March 31, 2023, the fair value of the split lien term loans included in second lien loans is $20.7 million and $20.2 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.4 million as of both March 31, 2024 and March 31, 2023.
4I-45 SLF LLC was a joint venture between CSWC and Main Street Capital Corporation ("I-45 SLF"). This entity primarily invested in syndicated senior secured loans to the upper middle market. The portfolio companies held by I-45 SLF represented a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2024 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Healthcare Services	$210,947	14.3%	27.9%	$221,937	15.0%
Business Services	173,722	11.8	23.0	183,650	12.4
Media & Marketing	169,080	11.5	22.4	164,435	11.1
Consumer Products and Retail	158,825	10.8	21.0	157,926	10.7
Consumer Services	114,459	7.8	15.1	119,512	8.1
Food, Agriculture & Beverage	93,384	6.3	12.4	103,371	7.0
Healthcare Products	87,378	5.9	11.6	84,177	5.7
Financial Services	64,384	4.4	8.5	48,479	3.3
Environmental Services	58,322	3.9	7.7	57,116	3.9
Transportation & Logistics	57,612	3.9	7.6	50,136	3.4
Industrial Products	52,148	3.5	6.9	39,614	2.7
Software & IT Services	37,882	2.6	5.0	36,149	2.4
Aerospace & Defense	26,715	1.8	3.5	25,995	1.8
Restaurants	25,556	1.7	3.4	25,553	1.7
Telecommunications	23,995	1.6	3.2	28,313	2.0
Industrial Services	22,648	1.5	3.0	22,491	1.5
Technology Products & Components	18,969	1.3	2.5	13,277	0.9
Distribution	16,490	1.1	2.2	18,620	1.3
Education	14,627	1.0	1.9	25,481	1.7
Specialty Chemicals	14,269	1.0	1.9	14,222	1.0
Energy Services (Midstream)	13,432	0.9	1.8	13,232	0.9
Energy Services (Upstream)	12,541	0.8	1.7	12,355	0.8
Containers & Packaging	9,176	0.6	1.2	10,662	0.7
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2023:
Media & Marketing	$149,357	12.4%	25.3%	$139,750	11.5%
Business Services	146,727	12.2	24.9	147,056	12.1
Healthcare Services	126,971	10.5	21.5	143,455	11.8
Consumer Services	91,913	7.6	15.6	91,142	7.5
Consumer Products and Retail	86,385	7.2	14.6	86,607	7.1
Food, Agriculture & Beverage	68,833	5.7	11.7	73,223	6.0
Healthcare Products	66,355	5.5	11.2	67,555	5.5
Technology Products & Components	59,718	5.0	10.1	43,016	3.5
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
Transportation & Logistics	48,494	4.0	8.2	42,049	3.4
Software & IT Services	47,641	3.9	8.1	47,563	3.9
Financial Services	40,420	3.3	6.8	30,950	2.5
Industrial Products	32,518	2.7	5.5	25,827	2.1
Environmental Services	29,753	2.5	5.0	34,869	2.9
Education	26,357	2.2	4.5	25,995	2.1
Industrial Services	25,460	2.1	4.3	24,920	2.0
Energy Services (Midstream)	22,829	1.9	3.9	23,337	1.9
Specialty Chemicals	17,839	1.5	3.0	17,531	1.4
Energy Services (Upstream)	17,730	1.5	3.0	17,402	1.4
Telecommunications	17,386	1.4	2.9	21,796	1.9
Distribution	16,315	1.4	2.8	18,755	1.5
Containers & Packaging	10,131	0.8	1.7	10,656	0.9
Aerospace & Defense	6,000	0.5	1.0	5,898	0.5
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF was a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invested in syndicated senior secured loans to the upper middle market. The portfolio companies in I-45 SLF represented a diverse set of industry classifications, which are similar to those in which CSWC invests directly.

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of March 31, 2024 and March 31, 2023:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Northeast	$381,897	25.9%	50.5%	$370,566	25.1%
West	325,666	22.1	43.1	322,616	21.8
Southwest	247,526	16.7	32.8	259,991	17.6
Midwest	241,828	16.4	32.0	243,971	16.5
Southeast	231,842	15.7	30.7	233,042	15.8
International	47,802	3.2	6.3	46,517	3.2
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

March 31, 2023:
Northeast	$269,569	22.3%	45.7%	$255,995	21.0%
Southeast	235,782	19.5	39.9	236,333	19.4
Southwest	234,127	19.4	39.6	231,467	19.0
West	233,079	19.3	39.5	232,109	19.0
Midwest	156,233	13.1	26.4	158,989	13.0
I-45 SLF LLC[1]	51,256	4.2	8.7	80,800	6.6
International	26,342	2.2	4.5	24,459	2.0
	$1,206,388	100.0%	204.3%	$1,220,152	100.0%

1I-45 SLF was a joint venture between CSWC and Main Street Capital Corporation. This entity primarily invested in syndicated senior secured loans to the upper middle market. The portfolio companies held by I-45 SLF represented a diverse set of geographic regions, which are similar to those in which CSWC invests directly.

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
As of March 31, 2024 and March 31, 2023, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2024 and March 31, 2023 (in thousands):

		Fair Value Measurements
		at March 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,309,449	$—	$—	$1,309,449
Second lien loans	33,774	—	—	33,774
Subordinated debt	1,336	—	—	1,336
Preferred equity	71,127	—	—	71,127
Common equity & warrants	60,875	—	—	60,875
Total Investments	$1,476,561	$—	$—	$1,476,561

		Fair Value Measurements
		at March 31, 2023 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,000,984	$—	$—	$1,000,984
Second lien loans	35,820	—	—	35,820
Subordinated debt	791	—	—	791
Preferred equity	63,393	—	—	63,393
Common equity & warrants	54,144	—	—	54,144
Investments measured at net asset value[1]	51,256	—	—	—
Total Investments	$1,206,388	$—	$—	$1,155,132

1Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For the investment valued at NAV per share at March 31, 2023, the redemption restrictions dictated that we cannot withdraw our membership interest without unanimous approval. We were permitted to sell or transfer our membership interest provided we deliver written notice of such transfer to the other member no later than 60 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2024 and March 31, 2023. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,211,447	Discount Rate	5.5% - 43.8%	13.4%
			Third Party Broker Quote	38.3 - 100.0	92.4
	Market Approach	98,002	Cost	98.0 - 99.0	98.1
Second lien loans	Income Approach	33,774	Discount Rate	13.4% - 33.3%	15.6%
			Third Party Broker Quote	28.0 - 28.0	28.0
Subordinated debt	Income Approach	568	Discount Rate	18.7% - 18.7%	18.7%
			Third Party Broker Quote	23.3 - 23.3	23.3
	Market Approach	210	Cost	94.0 - 100.0	96.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.7x - 7.9x	6.4x
			Discount Rate	13.2% - 18.6%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	68,877	EBITDA Multiple	4.3x - 17.0x	9.9x
			Discount Rate	10.3% - 38.0%	16.7%
	Market Approach	2,250	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	60,375	EBITDA Multiple	4.7x - 15.6x	8.6x
			Discount Rate	10.3% - 30.2%	16.0%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,476,561

		Fair Value at	Significant
	Valuation	March 31, 2023	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$953,918	Discount Rate	6.9% - 26.2%	13.0%
			Third Party Broker Quote	5.1 - 96.5	93.9
	Market Approach	41,923	Cost	94.1 - 98.1	97.9
	Enterprise Value Waterfall Approach	5,143	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Second lien loans	Income Approach	32,226	Discount Rate	18.3% - 34.3%	25.1%
			Third Party Broker Quote	61.3 - 61.3	61.3
	Enterprise Value Waterfall Approach	3,594	EBITDA Multiple	9.4x - 9.4x	9.4x
			Discount Rate	27.2% - 27.2%	27.2%
Subordinated debt	Market Approach	205	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	586	EBITDA Multiple	6.0x - 7.7x	6.6x
			Discount Rate	20.2% - 25.0%	21.8%
Preferred equity	Enterprise Value Waterfall Approach	59,518	EBITDA Multiple	4.7x - 16.7x	9.8x
			Discount Rate	11.7% - 30.8%	17.1%
	Market Approach	3,875	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	53,064	EBITDA Multiple	5.5x - 18.6x	9.5x
			Discount Rate	11.4% - 36.6%	18.2%
	Market Approach	1,080	Exit Value	100.0 - 100.0	100.0
Total Level 3 Investments		$1,155,132

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the years ended March 31, 2024 and 2023, we had no transfers between levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the years ended March 31, 2024 and 2023 (in thousands):

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[2]	Fair Value March 31, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(25,020)	$520,239	$(176,763)	$10,845	$(13,875)	$(6,961)	$1,309,449	$(19,824)
Second lien loans	35,820	342	169	(2,913)	356	—	—	33,774	339
Subordinated debt	791	(31)	562	(19)	33	—	—	1,336	(31)
Preferred equity	63,393	(5,442)	10,279	—	—	(273)	3,170	71,127	(5,340)
Common equity & warrants	54,144	517	6,281	—	—	(3,858)	3,791	60,875	285
Total Investments	$1,155,132	$(29,634)	$537,530	$(179,695)	$11,234	$(18,006)	$—	$1,476,561	$(24,571)

	Fair Value March 31, 2022	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value March 31, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$739,872	$(17,150)	$415,332	$(128,932)	$5,577	$—	$(13,715)	$1,000,984	$(13,189)
Second lien loans	52,645	(7,127)	2,990	(12,310)	314	(692)	—	35,820	(5,923)
Subordinated debt	1,317	(398)	385	—	74	—	(587)	791	(294)
Preferred equity	44,663	(3,360)	7,788	—	—	—	14,302	63,393	(267)
Common equity & warrants	40,514	10,547	5,747	—	—	(2,664)	—	54,144	11,730
Total Investments	$879,011	$(17,488)	$432,242	$(141,242)	$5,965	$(3,356)	$—	$1,155,132	$(7,943)

1Includes purchases of new investments, as well as discount accretion on existing investments. Also included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF. See Note 13 - Related Party Transactions for more information.
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2024, the Company’s asset coverage was 221%.

The Company had the following borrowings outstanding as of March 31, 2024 and March 31, 2023 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value	Estimated Fair Value(2)
March 31, 2024
SBA Debentures	$153,000	$(4,305)	$148,695	$141,638
Corporate Credit Facility	265,000	—	265,000	265,000
SPV Credit Facility	—	—	—	—
January 2026 Notes	140,000	(612)	139,388	118,249
October 2026 Notes	150,000	(1,923)	148,077	127,150
August 2028 Notes	71,875	(2,182)	69,693	74,261
	$779,875	$(9,022)	$770,853	$726,298

March 31, 2023
SBA Debentures	$120,000	$(3,670)	$116,330	$115,836
Corporate Credit Facility	235,000	—	235,000	235,000
January 2026 Notes	140,000	(949)	139,051	122,768
October 2026 Notes	150,000	(2,737)	147,263	132,238
	$645,000	$(7,356)	$637,644	$605,842
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as Debt issuance costs on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, January 2026 Notes and October 2026 Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility approximates its recorded value due to its variable interest rate.

Credit Facilities

As of March 31, 2024, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the year ended March 31, 2024, the weighted average interest rate on the Credit Facilities was 7.66%, and the average debt outstanding under the Credit Facilities was $217.5 million.

Corporate Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Corporate Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, including the Amendment (as defined below), the "Credit Agreement"). Borrowings under the Corporate Credit Facility accrue interest at a rate equal to the applicable Adjusted Term

SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Corporate Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Corporate Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants.

On December 7, 2023, the Company entered into an Incremental Commitment and Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $25 million, which increased total commitments from $435 million to $460 million. The $25 million increase was provided by one new lender, bringing the total bank syndicate to ten participants.

On March 1, 2024, the Company entered into Amendment No. 1 to the Credit Agreement (the "Amendment"). The Amendment amends the Credit Agreement and other related loan documents to, among other things, permit the Company to enter into special purpose vehicle financings and exclude assets held by any such special purpose vehicle from the assets pledged as collateral securing the Corporate Credit Facility.

CSWC pays unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Corporate Credit Facility. The Corporate Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements; (2) maintaining RIC and BDC status; (3) maintaining a minimum senior coverage ratio of 2.00 to 1; (4) maintaining a minimum shareholders’ equity; (5) maintaining a minimum consolidated net worth; (6) maintaining a regulatory asset coverage of not less than 150%; and (7) maintaining an interest coverage ratio of at least 2.00 to 1.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held in SBIC I and SPV). As of March 31, 2024, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by SBIC I and Capital Southwest SPV. As of March 31, 2024 and 2023, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Years Ended March 31,
	2024	2023	2022
Interest expense and unused commitment fees	$17,813	$12,008	$5,166
Amortization of deferred financing costs	1,813	1,144	992
Total interest and amortization of deferred financing costs	$19,626	$13,152	$6,158

Weighted average effective interest rate	7.66%	5.22%	2.50%
Average borrowings	$217,500	$213,658	$173,500

SPV Credit Facility

On March 20, 2024, SPV entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility includes total commitments of $150.0 million of initial commitments with (i) an increase to $200.0 million of total commitments on the earlier of (a) June 20, 2024 or (b) the date requested by the Company, in its sole discretion, and (ii) an accordion feature that allows increases up to $400 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the SPV Credit Facility bear interest at three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV pays unused commitment fees of (i) 0.10% through April 20, 2024 and (ii) 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. The SPV Credit Facility matures on March 20, 2029.

The Loan Agreement contains customary terms and conditions, including affirmative and negative covenants. The Loan Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

The SPV Credit Facility is secured by all of the assets of SPV. As of March 31, 2024, SPV was in compliance with all financial covenants under the Loan Agreement.

At March 31, 2024, there were no borrowings outstanding under the SPV Credit Facility. For the year ended March 31, 2024, SPV recognized interest expense related to the SPV Credit Facility, including unused commitment fees and amortization of deferred loan costs, of $45.0 thousand.

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

The Company did not recognize any interest expense related to the October 2024 Notes for the years ended March 31, 2024 and 2023. For the year ended March 31, 2022, the Company recognized interest expense related to the October 2024 Notes, including amortization of deferred issuance costs, of $3.6 million. From April 1, 2021 through September 24, 2021 (the redemption date of the October 2024 Notes), average borrowings were $125.0 million. The October 2024 Notes had a weighted average effective yield of 5.375%.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes are treated as a single series with the Existing January 2026 Notes under the indenture and have the same terms as the Existing January 2026 Notes. The January 2026 Notes mature on January 31, 2026 and may be redeemed in whole or in part at any time prior to October 31, 2025, at par plus a "make-whole" premium, and thereafter at par. The January 2026 Notes bear interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year. The January 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facilities and the SBA Debentures.

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2024	2023	2022
Interest expense and unused commitment fees	$6,300	$6,300	$6,300
Amortization of deferred financing costs	337	344	361
Total interest and amortization of deferred financing costs	$6,637	$6,644	$6,661

Weighted average effective interest rate	4.46%	4.46%	4.46%
Average borrowings	$140,000	$140,000	$140,000

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

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes are treated as a single series with the Existing October 2026 Notes under the indenture and have the same terms as the Existing October 2026 Notes. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facilities and the SBA Debentures.

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2024	2023	2022
Interest expense and unused commitment fees	$5,062	$5,062	$2,658
Amortization of deferred financing costs	814	734	435
Total interest and amortization of deferred financing costs	$5,876	$5,796	$3,093

Weighted average effective interest rate	3.50%	3.50%	3.50%
Average borrowings[1]	$150,000	$150,000	$132,900
1Average borrowings for the year ended March 31, 2022 are calculated from August 27, 2021 (the issuance date of the October 2026 Notes) through March 31, 2022.

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

August 2028 Notes

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facilities and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2024	2023	2022
Interest expense and unused commitment fees	$4,425	$—	$—
Amortization of deferred financing costs	423	—	—
Total interest and amortization of deferred financing costs	$4,848	$—	$—

Weighted average effective interest rate	7.75%	—%	—%
Average borrowings[1]	$71,875	$—	$—
1Average borrowings for the year ended March 31, 2024 are calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through March 31, 2024.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of March 31, 2024, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of March 31, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $22.0 million remains unused.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Years Ended March 31,
	2024	2023	2022
Interest expense and fees	$5,418	$2,792	$220
Amortization of deferred financing costs	619	426	126
Total interest and amortization of deferred financing costs	$6,037	$3,218	$346

Weighted average effective interest rate	4.18%	3.38%	1.30%
Average borrowings	$129,708	$82,641	$16,971

As of March 31, 2024, the Company's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
(2)	(2)	(2)	8,000
			$153,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $8.0 million in SBA Debentures that will pool in September 2024. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.91%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2024 is as follows:

	Years Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$153,000	$153,000
Corporate Credit Facility	—	—	—	—	265,000	—	265,000
January 2026 Notes	—	140,000	—	—	—	—	140,000
October 2026 Notes	—	—	150,000	—	—	—	150,000
August 2028 Notes	—	—	—	—	71,875	—	71,875
Total	$—	$140,000	$150,000	$—	$336,875	$153,000	$779,875

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

For the tax years ended December 31, 2023, 2022 and 2021, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2024, CSWC declared and paid a quarterly dividend in the amount of $28.4 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends). Our distributions for the tax years ended December 31, 2023, 2022 and 2021 were as follows:

Payment Date	Cash Dividend
Tax Year Ended December 31, 2023
March 31, 2023[1]	0.58
June 30, 2023[1]	0.59
September 30, 2023[2]	0.62
December 31, 2023[2]	0.63
2.42

Tax Year Ended December 31, 2022
March 31, 2022	0.48
June 30, 2022[3]	0.63
September 30, 2022	0.50
December 31, 2022[1]	0.57
2.18

Tax Year Ended December 31, 2021
March 31, 2021[4]	0.52
June 30, 2021[4]	0.53
September 30, 2021[4]	0.54
December 31, 2021[5]	0.97
2.56

1.On each of these dates, the dividend paid included a supplemental dividend of $0.05 per share.
2.On each of these dates, the dividend paid included a supplemental dividend of $0.06 per share.
3.On June 30, 2022, CSWC paid a regular dividend of $0.48 per share and a special dividend of $0.15 per share.
4.On each of these dates, the dividend paid included a supplemental dividend of $0.10 per share.
5.On December 31, 2021, CSWC paid a regular dividend of $0.47 per share and a supplemental dividend of $0.50 per share.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the years ended March 31, 2024 and 2023, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Years Ended March 31,
	2024	2023
Additional capital	$(8,849)	$(6,420)
Total distributable earnings	8,849	6,420

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

For tax purposes, the 2023 dividends totaled $2.42 per share and were comprised entirely of ordinary income. In addition, 94.17% of each of the ordinary distributions represent interest-related dividends. 94.17% of total distributions represent the portion of CSWC’s dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. For tax purposes, the 2022 dividends totaled $2.18 per share and were comprised entirely of ordinary income. In addition, 89.74% of each of the ordinary distributions represent interest-related dividends.

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

As of March 31, 2024, CSWC estimates that it has cumulative undistributed taxable income of approximately $28.8 million, or $0.64 per share, that will be carried forward toward distributions to be paid in future periods. We intend to continue to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2024, 2023, and 2022:

	Years Ended March 31,
Reconciliation of RIC Distributable Income[1]	2024	2023	2022
Net increase in net assets from operations	$83,389	$33,093	$42,815
Net unrealized (appreciation) depreciation on investments	(13,640)	18,589	(11,467)
(Expense/loss) income/gain recognized for tax on pass-through entities	(6,383)	962	3,753
Loss (gain) recognized on dispositions	16,074	(1,473)	152
Capital loss carryover[2]	26,449	12,796	(878)
Net operating (income) loss - wholly-owned subsidiary	(5,194)	809	(10,757)
Dividend income from wholly-owned subsidiary	2,000	1,068	4,000
Non-deductible tax expense	921	628	65
Loss on extinguishment of debt	(2,726)	(2,726)	12,268
Non-deductible compensation	3,665	3,243	3,679
Compensation related book/tax differences	1,116	812	36
Interest on non-accrual loans	5,636	3,343	4,171
Other book/tax differences	4,403	1,191	1,530
Estimated distributable income before deductions for distributions	$115,710	$72,335	$49,367
Distributions[3]:
Ordinary	$101,517	$70,034	$57,518
Estimated annual RIC undistributed taxable income	$14,193	$2,301	$(8,151)

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At March 31, 2024, the Company had long-term capital loss carryforwards of $60.1 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

As of March 31, 2024, 2023 and 2022, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years Ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2024	2023	2022
Undistributed ordinary income - tax basis	$28,845	$16,070	$12,682
Undistributed net realized (loss) gain	(60,056)	(30,201)	(17,252)
Unrealized (depreciation) appreciation on investments	(68,529)	(61,710)	(20,126)
Other temporary differences	(9,584)	(13,639)	—
Components of distributable earnings at year-end	$(109,324)	$(89,480)	$(24,696)

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.

A RIC may elect to retain all or a portion of its net capital gains by designating them as a “deemed distribution” to its shareholders and paying a federal tax on the net capital gains for the benefit of its shareholders. Shareholders then report their share of the retained capital gains on their income tax returns as if it had been received and report a tax credit for tax paid on their behalf by the RIC. Shareholders then add the amount of the “deemed distribution” net of such tax to the basis of their shares. For the tax years ended December 31, 2023, 2022 and 2021, there were no long-term capital gains and therefore had no deemed distributions to our shareholders or federal taxes incurred related to such items.

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

As of March 31, 2024, the cost of investments held at the RIC for U.S. federal income tax purposes was $1,425.9 million, with such investments having gross unrealized appreciation of $16.7 million and gross unrealized depreciation of $85.2 million, resulting in net unrealized depreciation of $68.5 million. As of March 31, 2024, the cost of investments held at the Taxable Subsidiary for U.S. federal income tax purposes was $45.2 million, with such investments having gross unrealized appreciation of $79.6 million and gross unrealized depreciation of $11.2 million, resulting in net unrealized appreciation of $68.4 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $0.1 million for U.S. federal income tax purposes.

The Taxable Subsidiary is not a RIC and is required to pay taxes at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of March 31, 2024 and March 31, 2023, the Taxable Subsidiary had a deferred tax liability of $12.0 million and $12.1 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2024 and March 31, 2023 (amounts in thousands):

	March 31, 2024	March 31, 2023
Deferred tax asset:
Net operating loss carryforwards	$159	$—
Interest	965	219
Total deferred tax asset	1,124	219
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,395)	(11,413)
Net basis differences in portfolio investments	(1,726)	(923)
Total deferred tax liabilities	(13,121)	(12,336)
Total net deferred tax (liabilities) assets	$(11,997)	$(12,117)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of March 31, 2024, 2023 and 2022 (amounts in thousands):

	Years Ended March 31,
Components of Income Tax Provision	2024	2023	2022
Excise tax	$872	$630	$65
Tax provision (benefit) related to Taxable Subsidiary	22	(301)	550
Other	50	—	—
Total income tax provision	$944	$329	$615

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2024	2023
Number of shares sold	8,733,315	8,435,462
Gross proceeds received (in thousands)	$184,217	$161,216
Net proceeds received (in thousands)[1]	$181,453	$158,798
Weighted average price per share	$21.09	$19.11

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of March 31, 2024 and 2023, no proceeds remained receivable.

Cumulative to date, the Company has sold 25,346,437 shares of its common stock under the Equity ATM Program at a weighted-average price of $20.87, raising $528.9 million of gross proceeds. Net proceeds were $520.5 million after commissions to the sales agents on shares sold. As of March 31, 2024, the Company has $121.1 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Years Ended March 31,
	2024	2023
Number of shares repurchased	52,797	49,590
Aggregate cost of shares repurchased (in thousands)	$1,063	$1,021
Weighted average price per share	$20.13	$20.59

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of March 31, 2024, there are 722,267 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of March 31, 2024, there were 96,695 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the fiscal years ended March 31, 2024, 2023 and 2022, we recognized total share based compensation expense of $4.5 million (of which $0.3 million was related to restricted stock issued to non-employee directors), $3.7 million (of which $0.2 million was related to restricted stock issued to non-employee directors), and $3.6 million, respectively, related to the restricted stock issued.

As of March 31, 2024, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $8.3 million, which will be amortized over the weighted-average vesting period of approximately 2.3 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of March 31, 2024 and 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	395,993	$21.48	2.4
Granted	199,042	21.25	—
Vested	(148,774)	20.49	—
Forfeited	(13,550)	24.71	—
Unvested at March 31, 2023	432,711	$21.61	2.4
Granted	284,407	19.86	—
Vested	(156,755)	20.93	—
Forfeited	(1,791)	23.91	—
Unvested at March 31, 2024	558,572	$20.90	2.4

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of March 31, 2024 and 2023:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2022	—	$—	—
Granted	12,105	20.66	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at March 31, 2023	12,105	$20.66	0.4
Granted	11,200	—	—
Vested	(12,105)	—	—
Forfeited	—	—	—
Unvested at March 31, 2024	11,200	$22.33	0.4

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the years March 31, 2024, 2023 and 2022, we made matching contributions of approximately $0.2 million.

10.     RETIREMENT PLANS

CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan. Unvested accrued benefits under the Retirement Restoration Plan were forfeited as of September 30, 2015. The Retirement Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts for the years ended March 31, 2024, 2023 and 2022, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2024 and 2023 (amounts in thousands):

	Years ended March 31,
	2024	2023	2022
Net pension cost
Interest cost on projected benefit obligation	$28	$90	$79
Net amortization	(47)	33	37
Net pension cost from restoration plan	$(19)	$123	$116

	Years ended March 31,
	2024	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$598	$2,707	$2,979
Interest cost	28	90	79
Actuarial gain	(9)	(2,052)	(104)
Benefits paid	(47)	(147)	(247)
Benefit obligation at end of year	$570	$598	$2,707

	Years ended March 31,
	2024	2023
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(570)	$(598)
Net actuarial gain recognized as a component of equity	(1,090)	(1,128)
Total	$(1,660)	$(1,726)

Accumulated benefit obligation	$(570)	$(598)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation. The increase in the actuarial gain in the current year was primarily due to the death of a retired participant in the Retirement Restoration Plan.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2024	2023	2022
Discount rate	5.25%	5.00%	3.50%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2024	2023	2022
Discount rate	5.00%	3.50%	2.75%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2030-2034 (amounts in thousands):

	2025	2026	2027	2028	2029	2030-2034
Restoration Plan	$47	$47	$47	$46	$46	$220

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

The balances of unfunded debt commitments as of March 31, 2024 and March 31, 2023 were as follows (amounts in thousands):

	March 31,	March 31,
Portfolio Company	2024	2023
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	5,000	1,300
Air Conditioning Specialist, Inc.	1,675	1,200
American Teleconferencing Services, Ltd.	—	154
ArborWorks, LLC	432	1,000
ATS Operating, LLC	1,640	2,000
Bond Brand Loyalty ULC	2,000	—
BP Loenbro Holdings Inc.	1,101	—
Burning Glass Intermediate Holding Company, Inc.	296	—
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	2,000	—
Central Medical Supply LLC	800	1,200
Damotech Inc.	3,000	—
Edge Autonomy Holdings, LLC	4,000	—
Exact Borrower, LLC	2,500	2,500
FM Sylvan, Inc.	—	8,000
FS Vector LLC	2,000	—
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	555	657
HH-Inspire Acquisition, Inc.	46	—
Ignite Visibility LLC	2,000	—
Institutes of Health, LLC	1,000	—
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	1,500	1,000
ITA Holdings Group, LLC	1,058	—
Lash OpCo, LLC	—	138
LGM Pharma LLC	1,500	—
Lighting Retrofit International, LLC	1,354	2,083
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	—
Mako Steel LP	1,887	943

	March 31,	March 31,
Portfolio Company	2024	2023
Mammoth BorrowCo, Inc.	1,950	—
Microbe Formulas LLC	1,627	1,627
Muenster Milling Company, LLC	—	7,000
New Skinny Mixes, LLC	3,500	4,000
NinjaTrader, Inc.	2,500	2,500
NWN Parent Holdings, LLC	—	480
Opco Borrower, LLC	833	833
Outerbox, LLC	2,000	2,000
Pipeline Technique Ltd.	2,278	2,833
Revo Brands, Inc.	7,000	—
Roof OpCo, LLC	3,056	3,056
Roseland Management, LLC	2,000	1,425
RTIC Subsidiary Holdings LLC	301	548
Shearwater Research, Inc.	—	2,446
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	—
Systec Corporation	—	400
TMT BHC Buyer, Inc.	4,717	—
Tru Fragrance & Beauty LLC	3,900	—
Versicare Management LLC	2,500	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	3,111	4,444
Zenfolio Inc.	1,000	—
Total Revolving Loans	112,404	87,554
Delayed Draw Term Loans
AAC New Holdco Inc.	—	199
Acacia BuyerCo V LLC	—	2,500
Acceleration, LLC	—	5,000
Air Conditioning Specialist Inc.	750	—
BP Loenbro Holdings Inc.	1,101	—
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	5,000	—
Exact Borrower, LLC	—	2,500
Gains Intermediate, LLC	—	5,000
Gulf Pacific Acquisition, LLC	1,212	1,212
Ignite Visibility LLC	2,000	—
Infolinks Media Buyco, LLC	—	2,250
ITA Holdings Group, LLC	854	—
KMS, LLC	—	2,286
Mammoth BorrowCo, Inc.	1,325	—
New Skinny Mixes, LLC	3,000	3,000

	March 31,	March 31,
Portfolio Company	2024	2023
NinjaTrader, Inc.	—	4,692
One Group, LLC	545	—
Pool Service Holdings, LLC	5,000	—
TMT BHC Buyer, Inc.	5,000	—
Versicare Management LLC	—	2,600
Winter Services Operations, LLC	—	4,444
Total Delayed Draw Term Loans	27,187	37,083
Total Unfunded Debt Commitments	$139,591	$124,637

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	March 31, 2024	March 31, 2023
Unfunded Debt Commitments
Expiring during:
2024	$—	$31,625
2025	26,462	10,637
2026	8,242	6,712
2027	31,417	38,062
2028	31,021	35,318
2029	42,449	2,283
Total Unfunded Debt Commitments	$139,591	$124,637

The balances of unfunded equity commitments as of March 31, 2024 and March 31, 2023 were as follows (amounts in thousands):

	March 31, 2024	March 31, 2023
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
Total Unfunded Equity Commitments	$537	$537

As of March 31, 2024, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2024, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of March 31, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

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

In December 2023, the Company executed an agreement to lease additional office space, which is expected to commence during the third quarter of fiscal year 2025. The additional office space will be approximately 7,100 square feet. This is an amendment of the Company's current lease, which is classified as an operating lease. The term with respect to the additional office space will be 10 years and the term of the current office space will be extended for an additional 3 years.

Total lease expense incurred for each of the years ended March 31, 2024, 2023 and 2022 was $0.3 million. As of March 31, 2024 and March 31, 2023, the asset related to the operating lease was $2.4 million and $1.8 million respectively, and the lease liability was $3.2 million and $2.8 million, respectively. As of March 31, 2024, the remaining lease term was 11.5 years and the discount rate was 7.60%.

The following table shows future minimum payments under the Company's operating leases as of March 31, 2024 (in thousands):

Year ending March 31,	Rent Commitment
2025	416
2026	426
2027	436
2028	446
2029	457
Thereafter	3,611
Total	$5,792

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

12.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2024 and 2023 (in thousands except per share amounts):

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$24,556	$27,194	$28,859	$29,396	$110,005
Net realized (loss) gain on investments, net of tax	(12,782)	390	(7,842)	(19,661)	(39,895)
Net change in unrealized appreciation (depreciation) on investments, net of tax	12,038	(4,599)	2,467	3,734	13,640
Realized loss on extinguishment of debt	—	(361)	—	—	(361)
Net increase in net assets from operations	23,812	22,624	23,484	13,469	83,389
Pre-tax net investment income per share	0.67	0.67	0.72	0.68	2.72
Net investment income per share	0.65	0.69	0.70	0.67	2.70
Net increase in net assets from operations per share	0.63	0.57	0.57	0.31	2.05

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$12,438	$14,444	$19,425	$22,404	$68,711
Net realized gain (loss) on investments	2,320	(8,635)	(11,086)	372	(17,029)
Net change in unrealized (depreciation) appreciation on investments, net of tax	(12,248)	3,649	(5,390)	(4,600)	(18,589)
Net increase in net assets from operations	2,510	9,458	2,949	18,176	33,093
Pre-tax net investment income per share	0.50	0.54	0.60	0.65	2.30
Net investment income per share	0.49	0.52	0.62	0.64	2.29
Net increase in net assets from operations per share	0.10	0.34	0.09	0.52	1.10

13.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the years ended March 31, 2024 and 2023, we did not receive any management fees from our portfolio companies.

During the quarter ended March 31, 2024, the board of managers of I-45 SLF approved the dissolution and liquidation of I-45 SLF and the wind up of its affairs, including distributing all of the assets of I-45 SLF to the Company and Main Street Capital Corporation in accordance with their respective residual percentage. In connection with the paydown of I-45 SLF's credit facility, the members of I-45 SLF made additional capital commitments totaling $47.0 million, of which $37.6 million was contributed by the Company. On January 24, 2024, I-45 SLF paid down the full outstanding balance and terminated its credit facility.

In connection with the liquidation of I-45 SLF, the Company received return of capital distributions totaling $13.6 million, of which $0.8 million is receivable as of March 31, 2024. The Company also received distributions-in-kind of investment assets totaling $78.9 million, of which $6.4 million is receivable as of March 31, 2024 that are included in other receivables on the Consolidated Statements of Assets and Liabilities. For the year ended March 31, 2024, the Company recognized a realized loss totaling $15.0 million relating to the dissolution of I-45 SLF. As of March 31, 2023, we had dividends receivable from I-45 SLF of $1.9 million, which were included in dividends and interest receivables on the Consolidated Statements of Assets and Liabilities. Additionally, we recognized administrative fee income from I-45 SLF of $0.1 million for the each of the years ended March 31, 2024 and 2023, which was included in fee income on the Consolidated Statement of Operations.

14.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the years ended March 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017 (share amounts presented in thousands).

	Years Ended
	March 31,
Per Share Data:	2024	2023	2022	2021	2020	2019	2018	2017
Investment income[1]	$4.37	$3.97	$3.60	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.65)	(1.67)	(1.70)	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.02)	(0.01)	(0.03)	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	2.70	2.29	1.87	1.66	1.57	1.42	1.01	0.50
Net realized (loss) gain, net of tax[1]	(0.98)	(0.57)	0.26	(0.45)	2.35	1.24	0.10	0.50
Net unrealized (depreciation) appreciation on investments, net of tax[1]	0.34	(0.62)	0.50	1.51	(5.16)	(0.68)	1.34	0.49
Realized loss on extinguishment of debt[1]	(0.01)	—	(0.75)	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	2.05	1.10	1.88	2.67	(1.24)	1.98	2.45	1.49
Accretive effect of share issuances and repurchases	0.86	0.50	1.45	0.30	0.45	0.06	(0.04)	—
Dividends to shareholders	(2.47)	(2.28)	(2.52)	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan Distribution, net of tax	—	—	—	—	—	—	(0.03)	(0.08)
Issuance of restricted stock[1,2]	(0.13)	(0.14)	(0.10)	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.01)	(0.03)	—	—	(0.01)	(0.01)	—
Exercise of employee stock options[3]	—	—	—	—	—	(0.12)	0.01	(0.09)
Share based compensation expense	0.10	0.10	0.14	0.14	0.16	0.13	0.11	0.08
Change in restoration plan	—	0.06	0.01	—	(0.01)	(0.01)	(0.05)	—
Repurchase of common stock	—	—	—	—	0.15	—	—	—
Other[4]	0.04	0.18	0.02	(0.02)	(0.19)	0.01	0.01	—
(Decrease) increase in net asset value	0.40	(0.49)	0.85	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of period	16.37	16.86	16.01	15.13	18.62	19.08	17.80	17.34
End of period	$16.77	$16.37	$16.86	$16.01	$15.13	$18.62	$19.08	$17.80

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	9.82%	10.06%	10.31%	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of operating expenses (excluding interest expense) to average net assets	3.52%	4.28%	5.03%	5.43%	4.94%	4.75%	4.72%	4.60%
Ratio of net investment income to average net assets	16.07%	13.75%	11.31%	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover	15.65%	13.68%	33.91%	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	55.66%	(15.36)%	18.10%	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	17.53%	10.62%	21.05%	19.37%	(3.97)%	9.49%	12.75%	7.21%

Per share market value at the end of the period	$24.96	$17.78	$23.73	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic shares outstanding	40,727	30,016	22,840	19,060	18,000	16,074	16,074	15,825
Weighted-average diluted shares outstanding	40,727	30,016	22,840	19,060	18,000	16,139	16,139	15,877
Common shares outstanding at end of period	45,051	36,076	24,959	21,005	17,998	17,503	16,162	16,011

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

15.    SUBSEQUENT EVENTS

On April 24, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.57 and a supplemental dividend of $0.06, for the quarter ending June 30, 2024. The record date for the dividend is June 14, 2024. The payment date for the dividend is June 28, 2024.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	March 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2024
Control Investments
I-45 SLF LLC	80% LLC equity interest	$—	$7,983	$51,256	$37,600	$(92,536)	$(15,047)	$18,727	$—
Total Control Investments		$—	$7,983	$51,256	$37,600	$(92,536)	$(15,047)	$18,727	$—

Affiliate Investments
Air Conditioning Specialist, Inc.	Revolving Loan	$825	$100	$800	$607	$(575)	$15	$(22)	$825
	First Lien	24,407	2,935	27,438	10,999	(13,997)	175	(208)	24,407
	Delayed Draw Term Loan	—	1	—	—	—	—	—	—
	1,006,045.85 Preferred Units	—	—	1,202	534	—	—	1,583	3,319
ArborWorks, LLC	Revolving Loan	1,569	69	—	1,569	—	—	—	1,569
	First Lien	3,123	150	—	3,123	—	—	—	3,123
	100 Class A Units	—	—	—	—	—	—	5	5
	13,898.32 Class A-1 Preferred Units	—	—	—	3,170	—	—	—	3,170
	13,898.32 Class B-1 Preferred Units	—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units	—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	—	78	—	1,516	(1,500)	—	(16)	—
	First Lien	15,100	1,979	15,500	62	(400)	—	(62)	15,100
	1,000,000 Class A Units	—	34	1,658	—	—	—	123	1,781
	500,000 Class B Units	—	16	714	—	—	—	43	757
Central Medical Supply LLC	Revolving Loan	700	65	296	406	—	—	(2)	700
	First Lien	7,540	1,173	7,402	73	—	—	65	7,540
	Delayed Draw Term Loan	101	28	99	7	—	—	(5)	101
	2,620,670 Preferred Units	—	—	357	248	—	—	755	1,360

Portfolio Company	Type of Investment (1)	March 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2024
Chandler Signs, LLC	1,500,000 units of Class A-1 common stock	—	60	3,215	—	(3,402)	1,902	(1,715)	—
Command Group Acquisition, LLC	First Lien	6,000	104	—	5,882	—	—	—	5,882
	1,250,000 Preferred Units	—	—	—	1,250	—	—	—	1,250
Delphi Intermediate Healthco LLC	First Lien	—	—	—	—	—	(1,649)	1,649	—
	First Lien	—	—	—	—	—	(1,829)	1,829	—
	Protective Advance	—	—	—	—	—	(1,448)	1,448	—
	1,681.04 Common Units	—	—	—	—	—	(3,615)	3,615	—
Dynamic Communities, LLC	First Lien - Term Loan A	4,250	407	3,823	406	—	—	20	4,249
	First Lien - Term Loan B	4,359	492	3,843	493	—	—	23	4,359
	250,000 Class A Preferred units	—	—	625	—	—	—	(308)	317
	5,435,211.03 Class B Preferred units	—	—	2,218	—	—	—	(2,218)	—
	255,984.22 Class C Preferred units	—	—	—	—	—	—	—	—
	2,500,000 Common units	—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	—	27	—	12	—	—	(12)	—
	First lien	6,004	870	6,030	19	(146)	—	101	6,004
	1,000,000 Class A Preferred Units	—	—	1,000	—	—	—	1,064	2,064
GrammaTech, Inc.	Revolving Loan	—	9	—	9	—	—	(9)	—
	First Lien	1,000	803	10,031	20	(9,031)	42	(62)	1,000
	1,000 Class A units	—	—	—	—	—	—	—	—
	360.06 Class A-1 units	—	—	372	—	—	—	(372)	—

Portfolio Company	Type of Investment (1)	March 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2024
ITA Holdings Group, LLC	Revolving Loan	2,468	391	7,014	2,443	(7,005)	—	16	2,468
	First Lien - Term Loan	—	282	10,114	6	(10,145)	—	25	—
	First Lien - Term Loan B	—	189	5,068	17	(5,073)	—	(12)	—
	First Lien - PIK Note A	—	88	3,255	168	(3,427)	—	4	—
	First Lien - PIK Note B	—	3	128	6	(134)	—	—	—
	First Lien - Term Loan	13,038	1,889	—	11,186	—	—	1,852	13,038
	First Lien - Term Loan B	13,038	2,082	—	11,174	—	—	1,864	13,038
	Delayed Draw Term Loan - A	1,058	89	—	1,034	—	—	24	1,058
	Delayed Draw Term Loan - B	1,058	100	—	1,034	—	—	24	1,058
	Warrants	—	—	4,046	—	—	—	(41)	4,005
	Warrants	—	—	—	3,791	—	—	78	3,869
	9.25% Class A membership interest	—	120	4,348	—	—	—	(1,974)	2,374
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	729	13	—	729	—	—	(15)	714
	First Lien	5,091	391	5,143	—	(52)	—	(107)	4,984
	Second Lien	5,208	—	3,594	—	—	—	1,323	4,917
	208,333.3333 Series A Preferred units	—	—	—	—	—	—	—	—
	203,124.9999 Common units	—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	—	11	—	6	—	—	(6)	—
	First Lien	14,625	1,861	14,552	39	—	—	(69)	14,522
	6,308.2584 Class A common units	—	—	773	—	—	—	(192)	581
Pool Service Partners, Inc.	Revolving Loan	1,000	7	—	981	—	—	(1)	980
	First Lien	5,000	173	—	4,904	—	—	(4)	4,900
	Delayed Draw Term Loan	600	14	—	518	—	—	70	588
	10,000 Common units	—	—	—	1,000	—	—	384	1,384

Portfolio Company	Type of Investment (1)	March 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2023	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2024
Roseland Management, LLC	Revolving Loan	—	53	555	9	(575)	—	11	—
	First Lien	14,906	1,887	14,524	26	(145)	—	501	14,906
	3,364 Class A-2 Units	—	—	694	—	—	—	68	762
	1,100 Class A-1 units	—	—	161	—	—	—	22	183
	16,084 Class A units	—	—	422	—	—	—	325	747
Sonobi, Inc.	500,000 Class A Common units	—	—	1,749	—	—	—	209	1,958
STATinMED, LLC	First Lien	7,560	276	7,288	272	—	—	(2,646)	4,914
	Delayed Draw Term Loan	—	1	122	2	(124)	1	(1)	—
	4,718.62 Class A Preferred Units	—	—	3,767	—	—	—	(3,767)	—
	39,097.96 Class B Preferred Units	—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	9,644	590	8,720	776	—	—	(6,120)	3,376
	10,502,487.46 Preferred units	—	—	5,845	—	—	—	(5,845)	—
	2,000,000 Preferred units	—	—	—	—	—	—	—	—
Total Affiliate Investments		$170,001	$19,910	$188,505	$70,526	$(55,731)	$(6,406)	$(6,688)	$190,206
Total Control & Affiliate Investments		$170,001	$27,893	$239,761	$108,126	$(148,267)	$(21,453)	$12,039	$190,206

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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2024. RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of March 31, 2024, as stated in its report which is included in Item 8 of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.     Other Information

(a)None.
(b)For the period covered by this Annual Report on Form 10-K, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2024, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the definitive proxy statement relating to our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2024, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the definitive proxy statement relating to our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2024, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the definitive proxy statement relating to our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2024, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the definitive proxy statement relating to our 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2024, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2024	162

3.           Exhibits

Exhibit No.	Description
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

4.7
Fifth Supplemental Indenture dated as of June 14, 2023, relating to the 7.75% Notes due 2028, by and between the Company and U.S. Bank Trust Company National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on June 14, 2023).

4.8	Form of Global Note with respect to the 7.75% Notes due 2028 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 814-00061) filed on June 14, 2023).

4.9
Form of Capital Southwest SBIC I, LP SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.10	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

4.11*	Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 7, 2017).

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

10.10+
Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.11+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q (File No. 814-00061) filed on November 9, 2015).

10.12
Second Amended and Restated Limited Liability Company Operating Agreement of I-45 SLF LLC, dated March 11, 2021 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K (File No. 814-00061) filed March 12, 2021).

10.13
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

Exhibit No.	Description
10.14
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

10.15
Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 2, 2023, among Capital Southwest Corporation, as Borrower, the lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on August 2, 2023).

10.16
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

10.17
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

10.18
Incremental Commitment and Assumption Agreement dated December 7, 2023 among Capital Southwest Corporation, as borrower, Capital Southwest Equity Investments, Inc, as a Subsidiary Guarantor, the Assuming Lender Party Hereto, as Assuming Lender and Extending Lender, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 814-00061) filed on December 7, 2023).

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

Exhibit No.	Description
10.30
Incremental Commitment and Assumption Agreement dated November 16, 2022 among the Company, as borrower, ING Capital LLC, as Administrative Agent, the Increasing Lenders Party thereto, as Increasing Lenders and the Assuming Lenders Party thereto, as Assuming Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 16, 2022).

10.31
Loan Financing and Servicing Agreement, dated as of March 20, 2024 among Capital Southwest SPV LLC, as borrower, Capital Southwest Corporation, as equityholder and as servicer, the lenders from time to time parties hereto, Deutsche Bank AG, New York Branch, as Facility Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and U.S. Bank National Association, as Collateral Custodian (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2024).

14*	Code of Ethics.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

23.2*	Consent of Independent Auditor – RSM US LLP (relating to I-45 SLF LLC).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1*	Compensation Recoupment Policy.

99.1
Audited Consolidated Financial Statements of I-45 SLF LLC as of March 31, 2023 and 2022 and for the years ended March 31, 2023, 2022 and 2021 (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K (File No. 814-00061) filed on May 23, 2023).

99.2*	Report of RSM US LLP on Senior Securities Table

99.3
Report of Grant Thornton on Senior Securities Table for the year ended March 31, 2017 (Incorporated by reference to Exhibit (n)(6) to Registration Statement on Form N-2 (File No. 333-232492) filed on July 1, 2019).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Bowen S. Diehl
Bowen S. Diehl President and Chief Executive Officer

Date:  May 21, 2024

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 21, 2024
David R. Brooks

/s/ Christine S. Battist	Director	May 21, 2024
Christine S. Battist

/s/ Jack D. Furst	Director	May 21, 2024
Jack D. Furst

/s/ Ramona Rogers-Windsor	Director	May 21, 2024
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 21, 2024
William R. Thomas

/s/ Bowen S. Diehl	President and Chief Executive Officer	May 21, 2024
Bowen S. Diehl

/s/ Michael S. Sarner	Chief Financial Officer	May 21, 2024
Michael S. Sarner	(Chief Financial/Accounting Officer)