Form 10-Q
period 2024-06-30
CAPITAL SOUTHWEST CORP
filed 2024-08-06
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

46,870,897 shares of Common Stock, $0.25 value per share, as of August 2, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2024	2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,277,297 and $1,276,690, respectively)	$1,274,554	$1,286,355
Affiliate investments (Cost: $198,173 and $200,013, respectively)	184,193	190,206
Control investments (Cost: $8,608 and $0, respectively)	9,379	—
Total investments (Cost: $1,484,078 and $1,476,703, respectively)	1,468,126	1,476,561
Cash and cash equivalents	33,299	32,273
Receivables:
Dividends and interest	24,459	22,928
Escrow	16	16
Other	1,048	7,276
Income tax receivable	380	336
Debt issuance costs (net of accumulated amortization of $8,360 and $7,741, respectively)	10,805	10,928
Other assets	5,899	6,440
Total assets	$1,544,032	$1,556,758

Liabilities
SBA Debentures (net of $4,120 and $4,305, respectively, of unamortized debt issuance costs)	$148,880	$148,695
January 2026 Notes (net of $528 and $612, respectively, of unamortized debt issuance costs)	139,472	139,388
October 2026 Notes (net of $1,731 and $1,923, respectively, of unamortized debt issuance costs)	148,269	148,077
August 2028 Notes (net of $2,055 and $2,182, respectively, of unamortized debt issuance costs)	69,820	69,693
Credit Facilities	229,000	265,000
Other liabilities	16,301	17,381
Accrued restoration plan liability	566	570
Income tax payable	449	281
Deferred tax liability	13,944	11,997
Total liabilities	766,701	801,082

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at June 30, 2024 and March 31, 2024; issued, 46,837,511 shares at June 30, 2024 and 45,050,759 shares at March 31, 2024	11,709	11,263
Additional paid-in capital	833,627	796,945
Total distributable (loss) earnings	(68,005)	(52,532)
Total net assets	777,331	755,676
Total liabilities and net assets	$1,544,032	$1,556,758
Net asset value per share (46,837,511 shares outstanding at June 30, 2024 and 45,050,759 shares outstanding at March 31, 2024)	$16.60	$16.77

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2024	2023
Investment income:
Interest income:
Non-control/Non-affiliate investments	$37,936	$30,640
Affiliate investments	4,759	4,179
Control investments	292	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,473	914
Affiliate investments	578	742
Dividend income:
Non-control/Non-affiliate investments	2,367	499
Affiliate investments	51	60
Control investments	—	2,144
Fee income:
Non-control/Non-affiliate investments	1,964	945
Affiliate investments	334	157
Control investments	58	24
Other income	542	57
Total investment income	51,354	40,361
Operating expenses:
Compensation	3,466	2,510
Share-based compensation	1,224	963
Interest	12,447	9,681
Professional fees	1,357	955
General and administrative	1,574	1,249
Total operating expenses	20,068	15,358
Income before taxes	31,286	25,003
Federal income, excise and other taxes	217	599
Deferred taxes	2,210	(152)
Total income tax provision	2,427	447
Net investment income	$28,859	$24,556
Realized gain (loss)
Non-control/Non-affiliate investments	$804	$(5,806)
Affiliate investments	167	(6,655)
Control investments	(260)	—
Income tax provision	—	(321)
Total net realized gain (loss) on investments, net of tax	711	(12,782)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(12,360)	2,283
Affiliate investments	(4,221)	9,169
Control investments	770	606
Income tax benefit (provision)	276	(20)
Total net unrealized (depreciation) appreciation on investments, net of tax	(15,535)	12,038
Net realized and unrealized (losses) gains on investments	(14,824)	(744)
Net increase in net assets from operations	$14,035	$23,812

Pre-tax net investment income per share - basic and diluted	$0.69	$0.67
Net investment income per share – basic and diluted	$0.63	$0.65
Net increase in net assets from operations – basic and diluted	$0.31	$0.63
Weighted average shares outstanding – basic and diluted	45,665,387	37,597,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	—	—	—
Net investment income	—	—	—	—	—	24,556	24,556
Net realized loss on investments	—	—	—	—	—	(12,782)	(12,782)
Net unrealized appreciation on investments	—	—	—	—	—	12,038	12,038
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201

Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	1,498,981	375	—	—	37,403	—	37,778
Share-based compensation	—	—	—	—	1,224	—	1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89	—	—	(89)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)	—	—	(1,844)	—	(1,862)
Dividends to shareholders	—	—	—	—	—	(29,508)	(29,508)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	28,859	28,859
Net realized gain on investments	—	—	—	—	—	711	711
Net unrealized depreciation on investments	—	—	—	—	—	(15,535)	(15,535)
Balances at June 30, 2024	46,837,511	$11,709	—	$—	$833,627	$(68,005)	$777,331

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets from operations	$14,035	$23,812
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(91,236)	(104,106)
Proceeds from sales and repayments of debt investments in portfolio companies	95,382	24,653
Proceeds from sales and return of capital of equity investments in portfolio companies	—	3,402
Payment of accreted original issue discounts	1,046	223
Depreciation and amortization	1,279	779
Net pension benefit	(17)	(16)
Realized (gain) loss on investments before income tax	(696)	12,461
Net unrealized depreciation (appreciation) on investments before income tax	15,811	(12,058)
Accretion of discounts on investments	(1,531)	(1,172)
Payment-in-kind interest	(3,591)	(1,999)
Share-based compensation expense	1,224	963
Deferred income taxes	1,946	(262)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(1,610)	(1,647)
Increase in escrow receivables	—	(105)
(Increase) decrease in tax receivable	(43)	266
Increase in other receivables	(442)	(171)
Decrease in other assets	480	260
Increase (decrease) in taxes payable	167	721
Decrease in other liabilities	(1,079)	(1,630)
Net cash provided by (used in) operating activities	31,125	(55,626)
Cash flows from investing activities
Acquisition of fixed assets	(25)	(2)
Net cash used in investing activities	(25)	(2)
Cash flows from financing activities
Proceeds from common stock offering	37,792	44,888
Borrowings under credit facility	74,000	75,000
Repayments of credit facility	(110,000)	(115,000)
Debt issuance costs paid	(496)	(322)
Proceeds from issuance of SBA Debentures	—	4,878
Proceeds from issuance of August 2028 Notes	—	69,719
Dividends to shareholders	(29,508)	(22,916)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,862)	(926)
Net cash (used in) provided by financing activities	(30,074)	55,321
Net increase (decrease) in cash and cash equivalents	1,026	(307)
Cash and cash equivalents at beginning of period	32,273	21,585
Cash and cash equivalents at end of period	$33,299	$21,278
Supplemental cash flow disclosures:
Cash paid for income taxes	$115	$65
Cash paid for interest	9,274	5,975

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
ADS TACTICAL, INC.	First Lien	P+4.75% (Floor 1.00%)/M, Current Coupon 13.25%	3/5/2024	3/19/2026	$1,601	$1,587	$1,601
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(91)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/21/2023	4/21/2028	11,250	10,973	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/21/2023	4/21/2028	11,250	10,975	11,250
						21,857	22,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/S, Current Coupon 11.04%	3/7/2024	10/2/2028	1,789	1,777	1,790
	First Lien	SOFR+5.75% (Floor 0.75%)/S, Current Coupon 11.19%	3/7/2024	10/2/2028	794	780	794
						2,557	2,584
Subtotal: Aerospace & Defense (3.43%)*						26,001	26,685
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	Revolving Loan[10]	SOFR+10.00% (Floor 2.00%)	4/15/2024	4/13/2029	—	(14)	—
	First Lien	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.33%	4/15/2024	4/13/2029	8,750	8,622	8,622
						8,608	8,622
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(13)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.99%	3/15/2021	3/13/2026	7,676	7,615	7,607
						7,602	7,607
Subtotal: Building & Infrastructure Products (2.09%)*						16,210	16,229

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+6.00% PIK (Floor 2.00%)/M, Current Coupon 11.44%	12/20/2022	12/31/2026	4,376	4,361	4,376
	First Lien - Term Loan B	SOFR+8.00% PIK (Floor 2.00%)/M, Current Coupon 13.44%	12/20/2022	12/31/2026	4,511	4,488	4,511
						8,849	8,887
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(31)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.95%	4/26/2023	4/26/2028	9,000	8,852	8,919
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.95%	4/26/2023	4/26/2028	9,000	8,853	8,919
						17,674	17,838
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(35)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.06%	12/15/2022	12/15/2027	7,099	6,992	7,099
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.06%	12/15/2022	12/15/2027	7,099	6,991	7,099
						13,948	14,198
INTEGRO PARENT, INC.[9,22]	First Lien	SOFR+12.25% PIK (Floor 1.00%)/Q, Current Coupon 17.58%	6/12/2024	5/8/2025	412	412	412
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(17)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.20%	12/8/2021	6/8/2026	6,618	6,555	6,618
						6,538	6,618
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.56%	5/17/2022	5/17/2027	14,800	14,598	14,800

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.56%	11/19/2021	11/19/2026	1,333	1,235	1,289
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.56%	1/16/2024	11/19/2026	14,479	14,214	13,944
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.56%	1/16/2024	11/19/2026	14,479	14,221	13,944
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 13.56%	11/19/2021	11/19/2026	3,748	3,684	3,624
						33,354	32,801
Subtotal: Business Services (12.29%)*						95,373	95,554
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured Convertible Note	6.00% PIK	7/15/2020	9/30/2024	173	173	173
HEAT TRAK, LLC	First Lien - Term Loan A	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.45%	6/12/2023	6/9/2028	11,500	10,278	11,121
	First Lien - Term Loan B	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.46%	4/4/2024	12/31/2024	2,000	2,000	1,968
						12,278	13,089
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.81%	6/30/2021	6/30/2026	15,999	15,855	15,999
LASH OPCO, LLC	Revolving Loan	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 13.18%	12/29/2021	9/18/2025	834	825	804
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 13.18%	12/29/2021	3/18/2026	16,947	16,711	16,354
						17,536	17,158

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.84%	2/21/2024	2/21/2029	1,500	1,370	1,471
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.80%	2/21/2024	2/21/2029	11,069	10,859	10,859
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.80%	2/21/2024	2/21/2029	11,069	10,859	10,859
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.80%	2/21/2024	2/21/2029	11,069	10,859	10,859
						33,947	34,048
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	3/22/2024	3/21/2029	—	(76)	—
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.55%	3/22/2024	3/21/2029	15,213	14,922	14,924
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.55%	3/22/2024	3/21/2029	15,213	14,921	14,924
						29,767	29,848
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.92%	3/19/2024	8/9/2026	2,773	2,768	2,254
Subtotal: Consumer Products (14.48%)*						112,324	112,569
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.81%	11/9/2021	11/9/2026	825	814	817
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.82%[20]	11/9/2021	11/9/2026	26,855	26,576	26,586
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						27,390	27,403
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(27)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.56%	8/27/2021	8/27/2026	13,261	13,098	12,134
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.56%	4/12/2023	8/27/2026	13,261	13,098	12,134
						26,169	24,268

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.94%	2/1/2024	6/29/2025	2,445	2,445	2,421
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	677	677	636
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	531
						3,687	3,588
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/20/2023	12/20/2028	—	(18)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.80%	12/20/2023	12/20/2028	5,000	4,908	4,950
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.80%	12/20/2023	12/20/2028	600	522	594
						5,412	5,544
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(94)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.30%	3/7/2024	3/7/2029	10,000	9,809	9,900
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(47)	—
						9,668	9,900
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+5.75%, 1.50% PIK (Floor 1.00%)/M, Current Coupon 12.69%	2/11/2022	12/31/2024	15,751	15,565	15,247
	Delayed Draw Term Loan - B	SOFR+5.75%, 1.50% PIK (Floor 1.00%)/M, Current Coupon 12.69%	2/11/2022	12/31/2024	3,948	3,903	3,822
						19,468	19,069
Subtotal: Consumer Services (11.55%)*						91,794	89,772
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 10.44%	2/22/2024	6/10/2028	2,454	2,427	2,454
						2,424	2,454
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 10.60%	3/4/2024	5/9/2026	5,430	5,407	5,267

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
RESEARCH NOW GROUP, INC.	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.09%	3/18/2024	12/20/2024	4,649	4,641	3,529
	Second Lien[16]	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.09%	12/8/2017	12/20/2025	10,500	10,245	399
						14,886	3,928
RETAIL SERVICES WIS CORPORATION	First Lien	SOFR+8.35% (Floor 1.00%)/Q, Current Coupon 13.83%	3/7/2024	5/20/2025	2,639	2,623	2,612
Subtotal: Data Processing & Outsourced Services (1.83%)*						25,340	14,261
Distribution
KMS, INC.	First Lien[15]	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.23%	10/4/2021	10/2/2026	17,765	17,637	15,100
Subtotal: Distribution (1.94%)*						17,637	15,100
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,376
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(8)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.45%	7/19/2021	7/20/2026	8,604	8,522	8,604
						8,514	8,604
Subtotal: Education (1.54%)*						18,017	11,980
Energy Services
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.56%	12/13/2018	12/14/2026	4,583	4,544	4,583
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.24%[20]	8/23/2022	8/19/2027	1,722	1,681	1,722
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.34%	8/23/2022	8/19/2027	7,583	7,480	7,583
						9,161	9,305
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	2/29/2024	11/3/2027	1,543	1,540	1,543

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(41)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.45%	9/9/2021	9/9/2026	12,496	12,369	12,496
						12,328	12,496
Subtotal: Energy Services (3.59%)*						27,573	27,927
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	1,629	1,629	1,629
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 11.99%	11/6/2023	11/6/2028	3,219	3,219	3,110
						4,848	4,739
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	3/2/2023	5/17/2029	—	(52)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q Current Coupon 11.06%	2/23/2024	5/17/2029	12,000	11,802	12,000
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.06%	2/23/2024	5/17/2029	12,000	11,802	12,000
	First Lien - Term Loan C	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 13.06%	2/23/2024	5/17/2029	12,000	11,801	12,000
						35,353	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	714
	First Lien	7.50%	12/31/2021	12/31/2025	5,078	5,078	4,971
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						11,015	10,602
Subtotal: Environmental Services (6.60%)*						51,216	51,341
Financial Services
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.80%	9/14/2023	9/14/2028	10,000	9,867	9,800
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.90%	12/23/2021	12/23/2026	11,875	11,745	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.90%	12/23/2021	12/23/2026	11,875	11,744	6,412
						23,489	18,287

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NINJATRADER, INC.	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/18/2019	12/18/2026	—	(3)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.20%	12/18/2019	12/18/2026	34,481	34,097	34,481
						34,094	34,481
Subtotal: Financial Services (8.05%)*						67,450	62,568
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+9.75% PIK (Floor 1.00%)/Q, Current Coupon 15.20%	3/11/2022	4/10/2026	12,944	12,903	10,356
	First Lien - Term Loan B16	SOFR+11.75% PIK (Floor 1.00%)/Q, Current Coupon 17.20%	3/11/2022	4/10/2026	12,106	12,057	7,276
						24,960	17,632
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/M, Current Coupon 11.36%[20]	6/21/2024	12/31/2026	14,197	13,969	14,197
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/M, Current Coupon 12.36%[20]	6/21/2024	12/31/2026	14,197	13,912	14,197
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.36%[20]	6/21/2024	12/31/2026	14,197	13,913	14,197
						41,794	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.49%[20]	9/30/2022	9/29/2028	707	693	678
	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.48%	9/30/2022	9/29/2028	3,597	3,541	3,453
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.45%	9/30/2022	9/29/2028	299	286	287
						4,520	4,418
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 11.35%	3/6/2024	3/25/2027	2,070	2,035	1,739

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%[20]	11/30/2023	11/30/2028	2,950	2,867	2,876
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.60%	11/30/2023	11/30/2028	10,723	10,479	10,455
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.60%	11/30/2023	11/30/2028	10,723	10,478	10,455
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.59%[20]	11/30/2023	11/30/2028	2,250	2,190	2,194
						26,014	25,980
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(42)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.45%	8/10/2021	8/10/2026	21,800	21,556	21,364
						21,514	21,364
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(56)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.50%	12/21/2022	12/21/2027	13,000	12,802	13,000
						12,746	13,000
Subtotal: Food, Agriculture & Beverage (16.30%)*						133,583	126,724
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 12.47%[20]	5/22/2020	5/22/2025	1,200	1,195	1,200
	First Lien	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 12.45%	5/22/2020	5/22/2025	7,540	7,508	7,540
	Delayed Draw Capex Term Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 12.45%	5/22/2020	5/22/2025	101	95	101
						8,798	8,841
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.30%	2/15/2024	2/15/2029	6,000	5,886	5,700

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(31)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.56%	6/7/2023	6/7/2028	5,917	5,818	5,917
						5,787	5,917
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.47%	3/21/2019	3/19/2027	16,541	16,468	16,375
Subtotal: Healthcare Equipment & Supplies (4.74%)*						36,939	36,833
Healthcare Products
ISAGENIX INTERNATIONAL, LLC	First Lien	2.50%, SOFR+4.10% PIK (Floor 1.00%)/Q, Current Coupon 11.93%	3/6/2024	4/14/2028	740	740	651
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(22)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 12.01%	6/6/2022	6/7/2027	21,991	21,703	21,287
						21,681	21,287
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(21)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.44%	4/4/2022	4/3/2028	9,690	9,560	9,690
						9,539	9,690
Subtotal: Healthcare Products (4.07%)*						31,960	31,628
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	15,027	15,027	14,862
	Delayed Draw Term Loan	18.00% PIK	1/31/2023	6/25/2025	453	450	448
						15,477	15,310
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(29)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.47%	2/10/2023	2/10/2028	6,500	6,398	6,500
						6,369	6,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(34)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.30%	10/31/2023	10/31/2028	5,500	5,401	5,390
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.30%	10/31/2023	10/31/2028	5,500	5,400	5,390
						10,767	10,780
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.41%[20]	9/6/2023	9/6/2028	20,000	19,645	20,000
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)	6/20/2024	9/6/2028	—	(149)	—
						19,496	20,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.44%[20]	4/3/2023	4/3/2028	719	704	640
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.43%	4/3/2023	4/3/2028	7,955	7,785	7,080
						8,489	7,720
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(17)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.30%	9/29/2023	9/29/2028	7,500	7,367	7,125
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.30%	9/29/2023	9/29/2028	7,500	7,367	7,125
						14,717	14,250

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.95%	5/14/2021	5/14/2026	4,000	3,960	4,000
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.95%	3/21/2023	5/14/2026	7,416	7,354	7,416
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.95%	3/21/2023	5/14/2026	7,416	7,354	7,416
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.45%	3/21/2023	5/14/2026	5,142	5,055	5,142
	First Lien - Term Loan D	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.45%	10/27/2023	5/14/2026	12,958	12,709	12,958
						36,432	36,932
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/12/2024	—	—	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.45%	11/9/2018	11/12/2024	14,869	14,859	14,870
						14,859	14,870
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.95%	9/6/2022	6/11/2026	22,353	22,331	18,419
TALKNY MANAGEMENT HOLDINGS, LLC[6]	First Lien	SOFR+7.00% (Floor 3.00%)/Q, Current Coupon 12.35%	6/14/2024	6/14/2029	7,500	7,388	7,388
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.58%[20]	8/18/2022	8/18/2027	600	569	600
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.56%	8/18/2022	8/18/2027	11,860	11,669	11,860
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.56%	7/14/2023	8/18/2027	11,860	11,669	11,860
						23,907	24,320
Subtotal: Healthcare Services (22.70%)*						180,232	176,489

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.94%	1/3/2023	9/30/2026	6,500	6,415	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.94%	1/3/2023	9/30/2026	6,500	6,415	6,500
						12,830	13,000
SUREKAP, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	6/24/2024	6/25/2029	—	(25)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 10.35%	6/24/2024	6/25/2029	8,114	8,033	8,033
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 12.35%	6/24/2024	6/25/2029	8,114	8,033	8,033
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	6/24/2024	6/25/2029	—	—	—
						16,041	16,066
SYSTEC CORPORATION	Revolving Loan[10]	SOFR+ 8.00% (Floor 1.00%)/Q, Current Coupon 13.46%[20]	8/13/2021	8/13/2025	1,700	1,689	1,657
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.45%	8/13/2021	8/13/2025	8,440	8,386	8,229
						10,075	9,886
Subtotal: Industrial Machinery (5.01%)*						38,946	38,952
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	7/7/2023	7/7/2028	—	(48)	—
	First Lien - Term Loan A	SOFR+5.75% (Floor 2.00%)/Q, Current Coupon 11.20%	7/7/2023	7/7/2028	5,100	5,013	5,100
	First Lien - Term Loan B	SOFR+7.75% (Floor 2.00%)/Q, Current Coupon 13.20%	7/7/2023	7/7/2028	5,100	5,013	5,100
	Delayed Draw Term Loan	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 12.20%	7/7/2023	7/7/2028	3,000	2,946	3,000
						12,924	13,200

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(43)	—
	First Lien[19]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.56%	1/30/2023	1/31/2028	5,969	5,874	5,969
						5,831	5,969
LLFLEX, LLC	First Lien[15]	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.95%	8/16/2021	8/14/2026	10,788	10,667	9,170
Subtotal: Industrial Products (3.65%)*						29,422	28,339
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 11.44%[20]	2/9/2024	2/1/2029	606	585	606
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.43%	2/9/2024	2/1/2029	9,737	9,554	9,737
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	2/9/2024	2/1/2029	—	(10)	—
						10,129	10,343
Subtotal: Industrial Services (1.33%)*						10,129	10,343
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.98%	6/16/2022	6/16/2027	3,346	3,315	2,760
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.98%	6/16/2022	6/16/2027	23,917	23,687	19,731
						27,002	22,491
ACCELERATION, LLC	Revolving Loan[10]	SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 14.34%	6/13/2022	6/14/2027	1,000	941	973
	First Lien - Term Loan A	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.31%	6/13/2022	6/14/2027	8,882	8,766	8,642
	First Lien - Term Loan B	SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 14.31%	6/13/2022	6/14/2027	8,882	8,765	8,642
	First Lien - Term Loan C	SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 15.31%	6/13/2022	6/14/2027	8,882	8,764	8,642
						27,236	26,899

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.10% (Floor 1.00%)/Q, Current Coupon 13.55%[20]	12/1/2020	12/1/2025	19,550	19,315	19,550
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(31)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.45%	5/1/2023	5/1/2028	8,933	8,786	8,763
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	5/1/2023	5/1/2028	8,933	8,785	8,754
						17,540	17,517

EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(33)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.95%	12/7/2022	8/6/2027	7,753	7,639	7,753
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.95%	12/7/2022	8/6/2027	7,753	7,639	7,753
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.95%	12/7/2022	8/6/2027	2,062	2,020	2,062
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						17,650	17,953
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/M, Current Coupon 10.30%	12/1/2023	12/1/2028	5,000	4,932	4,930
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/M, Current Coupon 12.30%	12/1/2023	12/1/2028	5,000	4,932	4,930
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(18)	—
						9,819	9,860
Subtotal: Media & Marketing (14.70%)*						118,562	114,270

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Movies & Entertainment
CRAFTY APES, LLC	First Lien[8]	SOFR+9.25% PIK (Floor 1.00%)/M, Current Coupon 14.59%	6/9/2021	10/31/2025	17,358	17,300	15,622
Subtotal: Movies & Entertainment (2.01%)*						17,300	15,622
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(24)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.43%	11/28/2023	11/20/2026	4,860	4,825	4,860
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 14.43%	11/28/2023	11/20/2026	4,860	4,825	4,860
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/28/2023	11/20/2026	4,975	4,892	4,975
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	3/16/2018	11/20/2026	4,258	4,215	4,258
						18,733	18,953
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.94%	7/1/2022	7/1/2027	7,560	7,560	1,512
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (2.63%)*						26,293	20,465
Restaurants
ONE GROUP, LLC	First Lien	SOFR+8.25% (Floor 1.00%)/M, Current Coupon 13.69%	2/22/2024	10/29/2026	9,909	9,821	9,819
	Delayed Draw Term Loan[10]	SOFR+8.25% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,821	9,819
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(25)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.80%	9/27/2023	9/27/2028	8,000	7,858	7,808
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.80%	9/27/2023	9/27/2028	8,000	7,858	7,808
						15,691	15,616
Subtotal: Restaurants (3.27%)*						25,512	25,435

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	11/25/2022	11/26/2027	—	(27)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.56%	11/25/2022	11/26/2027	12,500	12,280	12,500
						12,253	12,500
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.60%	1/7/2022	12/22/2026	615	612	615
	First Lien	SOFR+0.00%, 8.00% PIK (Floor 1.00%)/Q, Current Coupon 13.60%	1/7/2022	12/22/2026	7,657	7,615	7,657
						8,227	8,272
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 10.45%	3/4/2024	7/2/2026	4,789	4,725	4,789
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(3)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.95%	11/1/2019	11/1/2024	1,000	999	1,000
						996	1,000
INFOGAIN CORPORATION	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.19%	5/24/2024	7/28/2028	3,692	3,656	3,692
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(18)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.56%	10/1/2021	10/1/2026	3,816	3,778	3,816
						3,760	3,816
ZENFOLIO INC.	Revolving Loan[10]	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.45%	7/17/2017	12/31/2026	2,000	1,978	2,000
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.45%	7/17/2017	12/31/2026	19,745	19,591	19,745
						21,569	21,745
Subtotal: Software & IT Services (7.18%)*						55,186	55,814

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Specialty Chemicals
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	12/13/2021	12/11/2026	—	(19)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.44%	12/13/2021	12/11/2026	14,413	14,257	14,413
						14,238	14,413
Subtotal: Specialty Chemicals (1.85%)*						14,238	14,413
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.06%[20]	1/18/2022	1/18/2027	951	925	951
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.06%	1/18/2022	1/18/2027	9,250	9,147	9,250
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.06%	1/18/2022	1/18/2027	9,250	9,145	9,250
						19,217	19,451
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	10/15/2021	10/15/2026	500	464	500
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.45%	10/15/2021	10/15/2026	15,000	14,842	15,000
						15,306	15,500
Subtotal: Specialty Retail (4.50%)*						34,523	34,951
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.75%	3/12/2024	12/29/2027	3,473	3,439	3,127
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.45%	9/30/2020	9/30/2025	5,650	5,625	5,480
	Unsecured convertible note[9,13]	12.00%	2/7/2022	3/31/2026	75	75	75
						5,700	5,555
Subtotal: Technology Products & Components (1.12%)*						9,139	8,682
Telecommunications
BROAD SKY NETWORKS LLC	Unsecured convertible note[9,10,13]	20.00% PIK	4/19/2024	12/13/2028	57	57	57
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 13.25%	3/11/2024	12/22/2024	3,555	3,552	2,762

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.56%	12/6/2021	12/7/2026	12,958	12,815	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.56%	12/6/2021	12/7/2026	2,927	2,894	2,195
						15,709	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.25% PIK (Floor 1.00%)/Q, Current Coupon 12.75%	3/19/2024	5/2/2026	2,440	2,440	996
	Third Lien	—	3/18/2024	5/2/2027	230	230	59
						2,670	1,055
Subtotal: Telecommunications (2.24%)*						21,988	17,407
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.44%	11/9/2021	8/26/2026	6,375	6,342	5,801
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.45%	2/10/2023	2/10/2028	9,615	9,411	9,134
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan[10]	SOFR+9.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 16.45%	6/21/2023	6/21/2027	3,525	3,459	3,525
	First Lien - Term Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.45%	6/21/2023	6/21/2027	13,196	11,450	13,196
	First Lien - Term B Loan	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.45%	6/21/2023	6/21/2027	13,196	11,435	13,196
	Delayed Draw Term Loan - A10	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.45%	6/21/2023	6/21/2027	1,058	1,039	1,058
	Delayed Draw Term Loan - B10	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.45%	6/21/2023	6/21/2027	1,058	1,033	1,058
						28,416	32,033

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LAB LOGISTICS, LLC	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.69%	2/22/2024	12/31/2025	7,958	7,955	7,958
Subtotal: Transportation & Logistics (7.07%)*						52,124	54,926
Total: Debt Investments (171.78%)*						$1,385,011	$1,335,279

Equity Investments
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	27,000 Class A Units[9,13]		4/15/2024	—	$—	$—	$757
Subtotal: Building & Infrastructure Products (0.10%)*						—	757
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	—	250	317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,164
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,594
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	325
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	320
						1,423	2,239
Subtotal: Business Services (0.61%)*						5,641	4,720
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	2,019
HEAT TRAK, LLC	Warrants (Expiration - April 4, 2034)[9,13]		6/12/2023	—	—	1,216	494
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,11,13]		4/30/2021	—	—	603	650
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	972
						636	1,622
TRU FRAGRANCE & BEAUTY LLC	1,000,000 Preferred Units[9,13]		3/22/2024	—	—	1,000	1,000
Subtotal: Consumer Products (0.66%)*						5,352	5,135

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,319
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	750
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	56
	169,584.62 Class A-1 Units[9,13]		5/30/2024	—	—	88	89
						1,088	895
LIFT BRANDS, INC.	1,051 shares of common stock		4/2/2024	—	—	749	553
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,384
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	500
Subtotal: Consumer Services (0.86%)*						4,681	6,651
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598
Education
STUDENT RESOURCE CENTER LLC[6]	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						5,845	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,012
Subtotal: Education (0.26%)*						6,845	2,012
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	4
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	2,411
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	2,415
ISLAND PUMP AND TANK, LLC	1,204,099.26 Preferred units[9,13]		3/2/2023	—	—	1,212	2,690
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.66%)*						4,482	5,105
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,11,13]		3/17/2022	—	—	2,000	914
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	17,771
Subtotal: Financial Services (2.40%)*						4,000	18,685

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,11,13]		6/1/2021	—	—	750	2,097
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	633
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	316
						1,500	949
Subtotal: Food, Agriculture & Beverage (0.52%)*						6,250	4,046
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	1,617
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	860
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,728
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	439
Subtotal: Healthcare Equipment & Supplies (0.60%)*						4,474	4,644
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,11,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.	617,803 shares of common stock		12/11/2020	—	—	2,944	—
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,584	—
						5,528	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	234
CAVALIER BUYER, INC.	780,413 Preferred Units[9,13]		2/10/2023	—	—	787	856
	780,413 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						787	856
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	783

DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	108,211.42 Preferred units[9,13]		4/3/2023	—	—	343	157
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	742
OPCO BORROWER, LLC	1,111.11 shares of common stock[11]		4/26/2024	—	—	207	1,006

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	799
	1,100 Class A-1 Units		9/26/2022	—	—	66	195
	16,084 Class A Units		11/9/2018	—	—	1,517	927
						1,785	1,921
SPECTRUM OF HOPE, LLC	1,110,081 Common units[9,13]		2/17/2023	—	—	1,110	—
TALKNY MANAGEMENT HOLDINGS, LLC[6]	1,500,000 Class A-1 Preferred Units[9,13]		6/14/2024	—	—	1,500	1,500
Subtotal: Healthcare Services (0.93%)*						14,286	7,199
Industrial Machinery
SUREKAP, LLC	413,223.14 Common units[9,13]		6/24/2024	—	—	500	500
Subtotal: Industrial Machinery (0.06%)*						500	500
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,264
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	850
						1,127	2,114
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,064
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	10,889
Subtotal: Industrial Products (1.94%)*						3,627	15,067
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,284
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,284
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	833
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	167
						1,000	1,000
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC	11,008.6744 Class A common units[9,13]		6/8/2022	—	—	1,313	1,588
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	1,675

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	8,862
Subtotal: Media & Marketing (2.36%)*						8,923	18,337
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84 units of Class A common stock[9,11,13]		11/15/2017	—	—	1,753	5,865
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.75%)*						7,991	5,865
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	1,000
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,247
Subtotal: Software & IT Services (0.80%)*						5,125	6,249
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,781
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	757
						1,500	2,538
Subtotal: Specialty Retail (0.48%)*						2,500	3,758
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,11,13]		1/4/2021	—	—	2,892	7,994
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	583
Subtotal: Technology Products & Components (1.10%)*						4,097	8,577
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,493
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	100
	93,790 Series D Preferred units[9,13]		4/19/2024	—	—	119	193
						1,340	1,786
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.23%)*						1,340	1,786

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
June 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,584
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	42
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	24
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	24
						1,624	1,674
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	4,386
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	4,233
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	2,600
						5,829	11,219
Subtotal: Transportation & Logistics (1.66%)*						7,453	12,893
Total: Equity Investments (17.09%)*						$99,067	$132,847

Total: Investments (188.87%)*						$1,484,078	$1,468,126

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
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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

5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act, as investments that are neither control investments nor affiliate investments. At June 30, 2024, the Company held $1,274.6 million of non-control/non-affiliate investments, which represented approximately 86.8% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 164.0%.
6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2024, the Company held $184.2 million of affiliate investments, which represented approximately 12.6% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 23.7%.
7.Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At June 30, 2024, the Company held $9.4 million of control investments, which represented approximately 0.6% of the Company's investment assets. The fair value of these investments as a percent of net assets is 1.2%.
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, approximately 10.9% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of June 30, 2024. Refer to Note 10 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of June 30, 2024, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $98.0 million; cumulative gross unrealized depreciation for federal income tax purposes was $111.3 million. Cumulative net unrealized depreciation was $13.3 million, based on a tax cost of $1,475.7 million.
13.Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of June 30, 2024, represented 188.9% of the Company's net assets or 95.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of June 30, 2024, meaning the Company has ceased to recognize interest income on the investment.
17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted average rate for borrowings under the facility as of June 30, 2024.
21.Unless otherwise noted, all portfolio company headquarters are based in the United States.
22.Portfolio company headquarters are located outside of the United States.
As of June 30, 2024, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
ADS TACTICAL, INC.	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.19%	3/5/2024	3/19/2026	$1,625	$1,609	$1,625
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(97)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/21/2023	4/21/2028	11,250	10,959	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/21/2023	4/21/2028	11,250	10,962	11,250
						21,824	22,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/S, Current Coupon 11.04%	3/7/2024	10/2/2028	1,794	1,781	1,794
	First Lien	SOFR+5.75% (Floor 0.75%)/S, Current Coupon 11.19%	3/7/2024	10/2/2028	796	781	796
						2,562	2,590
Subtotal: Aerospace & Defense (3.54%)*						25,995	26,715
Building & Infrastructure Products
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(15)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.98%	3/15/2021	3/13/2026	7,727	7,658	7,727
						7,643	7,727
Subtotal: Building & Infrastructure Products (1.02%)*						7,643	7,727
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+5.50% PIK (Floor 2.00%)/M, Current Coupon 10.93%	12/20/2022	12/31/2026	4,250	4,234	4,249
	First Lien - Term Loan B	SOFR+7.50% PIK (Floor 2.00%)/M, Current Coupon 12.93%	12/20/2022	12/31/2026	4,359	4,336	4,359
						8,570	8,608

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(33)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/26/2023	4/26/2028	9,000	8,845	8,919
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/26/2023	4/26/2028	9,000	8,846	8,919
						17,658	17,838
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(37)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.09%	12/15/2022	12/15/2027	7,125	7,012	7,125
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.09%	12/15/2022	12/15/2027	7,125	7,011	7,125
						13,986	14,250
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(19)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.23%	12/8/2021	6/8/2026	6,637	6,566	6,637
						6,547	6,637
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	5/17/2022	5/17/2027	14,800	14,589	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.58%[20]	11/19/2021	11/19/2026	3,556	3,447	3,449
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%[20]	1/16/2024	11/19/2026	15,967	15,675	15,488
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%[20]	1/16/2024	11/19/2026	15,967	15,674	15,488
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 13.59%	11/19/2021	11/19/2026	4,133	4,067	4,009
						38,863	38,434
Subtotal: Business Services (13.31%)*						100,213	100,567

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	6.00% PIK	7/15/2020	9/30/2024	173	173	173
HEAT TRAK, LLC	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	6/12/2023	6/9/2028	11,500	10,308	11,270
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.84%	6/30/2021	6/30/2026	15,929	15,769	15,929
LASH OPCO, LLC	Revolving Loan	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.17%[20]	12/29/2021	9/18/2025	824	814	808
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 13.16%	12/29/2021	3/18/2026	16,733	16,477	16,399
						17,291	17,207
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)	2/21/2024	2/21/2029	—	(137)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
						32,704	32,841
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%	3/22/2024	3/21/2029	100	20	98
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
						29,916	29,994
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.92%	3/19/2024	8/9/2026	2,953	2,946	2,401
Subtotal: Consumer Products (14.53%)*						109,107	109,815

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	825	813	825
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	24,407	24,116	24,407
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						24,929	25,232
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.93%	2/1/2024	6/29/2025	2,452	2,452	2,403
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	661	661	601
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	514
						3,678	3,518
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.82%[20]	12/20/2023	12/20/2028	1,000	981	980
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	12/20/2023	12/20/2028	5,000	4,904	4,900
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.81%	12/20/2023	12/20/2028	600	517	588
						6,402	6,468
ROOF OPCO, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	8/27/2021	8/27/2026	13,261	13,079	12,638
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.09%	4/12/2023	8/27/2026	13,261	13,079	12,638
						26,129	25,276
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(99)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.33%	3/7/2024	3/7/2029	10,000	9,802	9,802
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(49)	—
						9,654	9,802

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%	2/11/2022	12/31/2024	15,719	15,519	15,656
	Delayed Draw Term Loan - B	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/11/2022	12/31/2024	3,940	3,891	3,924
						19,410	19,580
Subtotal: Consumer Services (11.89%)*						90,202	89,876
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 10.43%	2/22/2024	6/10/2028	2,500	2,471	2,500
						2,468	2,500
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 10.56%	3/4/2024	5/9/2026	5,444	5,419	5,281
RESEARCH NOW GROUP, INC.	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.07%	3/18/2024	12/20/2024	4,649	4,636	2,804
	Second Lien[16]	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.07%	12/8/2017	12/20/2025	10,500	10,245	2,940
						14,881	5,744
RETAIL SERVICES WIS CORPORATION	First Lien	SOFR+8.35% (Floor 1.00%)/Q, Current Coupon 13.81%	3/7/2024	5/20/2025	2,676	2,658	2,651
Subtotal: Data Processing & Outsourced Services (2.14%)*						25,426	16,176
Distribution
KMS, INC.	First Lien[15]	SOFR+9.25% (Floor 1.00%)/Q, Current Coupon 14.70%	10/4/2021	10/2/2026	17,856	17,720	15,892
Subtotal: Distribution (2.10%)*						17,720	15,892
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,376
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(9)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	7/19/2021	7/20/2026	9,239	9,142	9,239
						9,133	9,239
Subtotal: Education (1.67%)*						18,636	12,615

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Energy Services
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.59%	12/13/2018	12/14/2026	4,793	4,749	4,793
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.77%[20]	8/23/2022	8/19/2027	1,056	1,010	1,056
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	8/23/2022	8/19/2027	7,583	7,473	7,583
						8,483	8,639
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.57%	2/29/2024	11/3/2027	1,546	1,544	1,515
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(46)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/9/2021	9/9/2026	12,541	12,401	12,541
						12,355	12,541
Subtotal: Energy Services (3.64%)*						27,131	27,488
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	1,569	1,569	1,569
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/Q, Current Coupon 11.94%	11/6/2023	11/6/2028	3,123	3,123	3,123
						4,692	4,692
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	3/2/2023	8/3/2026	—	(20)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q Current Coupon 11.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%[20]	2/23/2024	8/3/2026	12,000	11,796	12,000
						35,370	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	714
	First Lien	7.50%	12/31/2021	12/31/2025	5,091	5,091	4,984
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						11,028	10,615
Subtotal: Environmental Services (6.79%)*						51,090	51,307

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Financial Services
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.83%	9/14/2023	9/14/2028	10,000	9,862	9,850
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.93%	12/23/2021	12/23/2026	11,875	11,734	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.93%	12/23/2021	12/23/2026	11,875	11,732	5,106
						23,466	16,981
NINJATRADER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	12/18/2019	12/18/2026	—	(3)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	12/18/2019	12/18/2026	34,698	34,278	34,698
						34,275	34,698
VIDA CAPITAL, INC.	First Lien	SOFR+6.00%/M, Current Coupon 11.44%	3/15/2024	10/1/2026	2,362	2,342	2,065
Subtotal: Financial Services (8.42%)*						69,945	63,594
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.23%	3/11/2022	4/10/2026	12,944	12,903	10,356
	First Lien - Term Loan B16	SOFR+10.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 17.23%	3/11/2022	4/10/2026	12,106	12,057	7,276
						24,960	17,632
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	6/1/2021	6/1/2026	7,030	6,930	7,030
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.46%[20]	9/30/2022	9/29/2028	454	439	436
	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.45%	9/30/2022	9/29/2028	3,606	3,547	3,461
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.48%	9/30/2022	9/29/2028	300	286	288
						4,272	4,185
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 11.31%	3/6/2024	3/25/2027	2,100	2,062	1,681

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.57%[20]	11/30/2023	11/30/2028	1,800	1,713	1,755
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%[20]	11/30/2023	11/30/2028	1,550	1,497	1,511
						24,200	24,228
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(47)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	8/10/2021	8/10/2026	21,800	21,536	21,364
						21,489	21,364
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	500	440	500
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	13,000	12,791	13,000
	Delayed Draw Term Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(23)	—
						13,208	13,500
Subtotal: Food, Agriculture & Beverage (11.86%)*						97,121	89,620
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.46%[20]	5/22/2020	5/22/2025	700	693	700
	First Lien	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	7,540	7,500	7,540
	Delayed Draw Capex Term Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	101	94	101
						8,287	8,341
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.31%	2/15/2024	2/15/2029	6,000	5,882	5,882

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(33)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%	6/7/2023	6/7/2028	5,917	5,813	5,917
						5,780	5,917
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.45%	3/21/2019	3/19/2027	16,583	16,505	16,416
Subtotal: Healthcare Equipment & Supplies (4.84%)*						36,454	36,556
Healthcare Products
ISAGENIX INTERNATIONAL, LLC	First Lien	SOFR+5.50% (Floor 1.00%)/S, Current Coupon 11.04%	3/6/2024	4/14/2028	724	724	634
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(23)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.93%	6/6/2022	6/7/2027	22,135	21,826	21,029
						21,803	21,029
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(22)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	4/4/2022	4/3/2028	10,016	9,873	10,016
						9,851	10,016
Subtotal: Healthcare Products (4.19%)*						32,378	31,679
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	14,364	14,364	14,206
	Delayed Draw Term Loan	18.00% PIK	1/31/2023	6/25/2025	433	430	428
						14,794	14,634
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(31)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	2/10/2023	2/10/2028	6,500	6,392	6,500
						6,361	6,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(37)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	10/31/2023	10/31/2028	5,500	5,397	5,390
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	10/31/2023	10/31/2028	5,500	5,396	5,390
						10,756	10,780
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.43%	9/6/2023	9/6/2028	15,000	14,725	15,000
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)	9/6/2023	9/6/2028	—	(44)	—
						14,681	15,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.44%[20]	4/3/2023	4/3/2028	719	703	653
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	4/3/2023	4/3/2028	7,975	7,796	7,242
						8,499	7,895
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(18)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
						14,704	14,594
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	5/14/2021	5/14/2026	5,000	4,955	5,000
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	3/21/2023	5/14/2026	7,424	7,355	7,395
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	3/21/2023	5/14/2026	7,424	7,355	7,424
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.48%	3/21/2023	5/14/2026	5,148	5,051	5,148
	First Lien - Term Loan D	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	10/27/2023	5/14/2026	12,973	12,695	12,973
						37,411	37,940

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OPCO BORROWER, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(6)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.91%	8/19/2022	8/19/2027	8,661	8,600	8,661
	Second Lien	12.50%	8/19/2022	2/19/2028	3,000	2,792	3,000
						11,386	11,661
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/12/2024	—	—	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	11/9/2018	11/12/2024	14,906	14,889	14,906
						14,889	14,906
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/6/2022	6/11/2024	22,188	22,130	20,833
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(34)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	8/18/2022	8/18/2027	12,200	11,994	12,200
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	7/14/2023	8/18/2027	12,200	11,994	12,200
						23,954	24,400
Subtotal: Healthcare Services (23.71%)*						179,565	179,143
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.94%	1/3/2023	9/30/2026	6,500	6,406	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.94%	1/3/2023	9/30/2026	6,500	6,407	6,500
						12,813	13,000
SYSTEC CORPORATION	Revolving Loan	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%[20]	8/13/2021	8/13/2025	2,000	1,986	1,984
	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%	8/13/2021	8/13/2025	8,440	8,375	8,372
						10,361	10,356
Subtotal: Industrial Machinery (3.09%)*						23,174	23,356

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(51)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	Delayed Draw Term Loan	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	7/7/2023	7/7/2028	3,000	2,944	3,000
						12,911	12,996
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(45)	—
	First Lien[19]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%	1/30/2023	1/31/2028	6,004	5,903	6,004
						5,858	6,004
LLFLEX, LLC	First Lien[15]	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.98%	8/16/2021	8/14/2026	10,795	10,662	9,176
THE PRODUCTO GROUP, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.44%	12/31/2021	12/31/2026	17,447	17,218	17,447
Subtotal: Industrial Products (6.04%)*						46,649	45,623
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(21)	—
	First Lien	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.66%	2/9/2024	2/1/2029	9,798	9,607	9,607
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(11)	—
						9,575	9,607
USA DEBUSK, LLC	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	2/25/2020	9/8/2026	11,381	11,285	11,381
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	11/21/2023	9/8/2026	1,660	1,631	1,660
						12,916	13,041
Subtotal: Industrial Services (3.00%)*						22,491	22,648

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.95%	6/16/2022	6/16/2027	3,346	3,313	2,676
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.95%	6/16/2022	6/16/2027	23,372	23,131	18,698
						26,444	21,374
ACCELERATION, LLC	Revolving Loan[10]	SOFR+8.75% (Floor 1.00%)	6/13/2022	6/14/2027	—	(64)	—
	First Lien - Term Loan A	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.34%	6/13/2022	6/14/2027	8,917	8,791	8,917
	First Lien - Term Loan B	SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 14.34%	6/13/2022	6/14/2027	8,917	8,790	8,917
	First Lien - Term Loan C	SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 15.34%	6/13/2022	6/14/2027	8,917	8,789	8,917
						26,306	26,751
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.11% (Floor 1.00%)/Q, Current Coupon 13.59%[20]	12/1/2020	12/1/2025	19,550	19,283	19,550
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(32)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	5/1/2023	5/1/2028	8,955	8,801	8,785
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	5/1/2023	5/1/2028	8,955	8,800	8,776
						17,569	17,561
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(35)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,656	7,777
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,655	7,777
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	2,068	2,025	2,068
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						17,686	18,007

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/M, Current Coupon 10.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/M, Current Coupon 12.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(18)	—
						9,813	9,860
INFOLINKS MEDIA BUYCO, LLC	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.18%	11/1/2021	10/30/2026	8,171	8,068	8,171
OUTERBOX, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	6/8/2022	6/8/2027	—	(19)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	6/8/2022	6/8/2027	14,625	14,468	14,522
						14,449	14,522
Subtotal: Media & Marketing (17.97%)*						139,618	135,796
Movies & Entertainment
CRAFTY APES, LLC	First Lien[8]	SOFR+9.25% PIK (Floor 1.00%)/M, Current Coupon 14.58%	6/9/2021	10/31/2025	16,644	16,576	15,778
Subtotal: Movies & Entertainment (2.09%)*						16,576	15,778
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(26)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 14.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/28/2023	11/20/2026	4,988	4,897	4,987
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	3/16/2018	11/20/2026	4,269	4,223	4,269
	Unsecured convertible note[9,13]	25.00% PIK	12/21/2021	12/31/2024	144	144	136
						18,906	19,136

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.94%	7/1/2022	7/1/2027	7,560	7,560	4,914
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (3.18%)*						26,466	24,050
Restaurants
ONE GROUP, LLC	First Lien	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.44%	2/22/2024	10/29/2026	9,972	9,876	9,876
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,876	9,876
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
						15,677	15,680
Subtotal: Restaurants (3.38%)*						25,553	25,556
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	5,000	4,921	5,000
	Delayed Draw Term Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	7,500	7,350	7,500
						12,242	12,500
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	615	612	615
	First Lien	SOFR+0.00%, 8.00% PIK (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	7,505	7,461	7,505
						8,073	8,120
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 10.44%	3/4/2024	7/2/2026	4,862	4,791	4,794

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(5)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	11/1/2019	11/1/2024	1,000	998	1,000
						993	1,000
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(20)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	10/1/2021	10/1/2026	5,000	4,945	5,000
						4,925	5,000
ZENFOLIO INC.	Revolving Loan[10]	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	7/17/2017	12/31/2026	2,000	1,976	1,980
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%[20]	7/17/2017	12/31/2026	19,744	19,577	19,547
						21,553	21,527
Subtotal: Software & IT Services (7.01%)*						52,577	52,941
Specialty Chemicals
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	12/13/2021	12/11/2026	—	(21)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	12/13/2021	12/11/2026	14,413	14,243	14,269
						14,222	14,269
Subtotal: Specialty Chemicals (1.89%)*						14,222	14,269
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	1/18/2022	1/18/2027	500	472	500
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.09%	1/18/2022	1/18/2027	9,250	9,139	9,250
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.09%	1/18/2022	1/18/2027	9,250	9,136	9,250
						18,747	19,000
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(41)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	10/15/2021	10/15/2026	15,100	14,926	15,100
						14,885	15,100

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.17%[20]	9/1/2020	9/1/2025	1,068	1,063	1,060
	First Lien	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.18%	9/1/2020	9/1/2025	5,684	5,660	5,639
						6,723	6,699
Subtotal: Specialty Retail (5.40%)*						40,355	40,799
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.74%	3/12/2024	12/29/2027	3,496	3,460	3,216
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	9/30/2020	9/30/2025	5,675	5,645	5,590
	Unsecured convertible note[9,13]	12.00% PIK	2/7/2022	3/31/2026	75	75	75
						5,720	5,665
Subtotal: Technology Products & Components (1.18%)*						9,180	8,881
Telecommunications
INTERMEDIA HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	3/14/2024	7/21/2025	5,231	5,209	5,178
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 13.25%	3/11/2024	12/22/2024	3,555	3,551	2,755
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.59%	12/6/2021	12/7/2026	12,957	12,802	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.59%	12/6/2021	12/7/2026	2,927	2,891	2,195
						15,693	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.00% PIK (Floor 1.00%)/Q, Current Coupon 12.49%	3/19/2024	5/2/2026	2,409	2,409	923
	Third Lien	—	3/18/2024	5/2/2027	230	230	54
						2,639	977
Subtotal: Telecommunications (2.97%)*						27,092	22,443

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/9/2021	8/26/2026	6,521	6,483	5,934
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.48%	2/10/2023	2/10/2028	9,575	9,361	9,096
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan[10]	SOFR+9.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 16.48%	6/21/2023	6/21/2027	2,468	2,411	2,468
	First Lien - Term Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	13,038	11,186	13,038
	First Lien - Term B Loan	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	13,038	11,174	13,038
	Delayed Draw Term Loan - A10	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
	Delayed Draw Term Loan - B10	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
						26,839	30,660
LAB LOGISTICS, LLC	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/22/2024	9/25/2024	7,958	7,954	7,959
Subtotal: Transportation & Logistics (7.10%)*						50,637	53,649
Total: Debt Investments (177.93%)*						$1,383,216	$1,344,559

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Equity Investments
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	$—	$250	$317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,164
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,346
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	273
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	269
						1,423	1,888
Subtotal: Business Services (0.58%)*						5,641	4,369
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	646
HEAT TRAK, LLC	Warrants (Expiration - June 9, 2033)[9,13]		6/12/2023	—	—	1,104	742
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,11,13]		4/30/2021	—	—	603	644
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	787
						636	1,431
TRU FRAGRANCE & BEAUTY LLC	1,000,000 Preferred Units[9,13]		3/22/2024	—	—	1,000	1,000
Subtotal: Consumer Products (0.51%)*						5,240	3,819
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,319
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,384
ROOF OPCO, LLC	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	262
						1,000	1,037
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	500
Subtotal: Consumer Services (0.83%)*						3,844	6,240
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Education
STUDENT RESOURCE CENTER LLC[6]	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						5,845	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,012
Subtotal: Education (0.27%)*						6,845	2,012
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	5
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	3,170
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	3,175
ISLAND PUMP AND TANK, LLC	1,204,099.26 Preferred units[9,13]		3/2/2023	—	—	1,212	2,325
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.73%)*						4,482	5,500
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,11,13]		3/17/2022	—	—	2,000	1,362
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	17,771
Subtotal: Financial Services (2.53%)*						4,000	19,133
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,13]		6/1/2021	—	—	750	1,815
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	633
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	316
						1,500	949
Subtotal: Food, Agriculture & Beverage (0.50%)*						6,250	3,764
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	1,360
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	1,250
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,460

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	751
Subtotal: Healthcare Equipment & Supplies (0.64%)*						4,474	4,821
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,11,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.	374,543 shares common stock		12/11/2020	—	—	1,785	1,173
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,198	1,030
						3,983	2,203
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	619
CAVALIER BUYER, INC.	690,324 Preferred Units[9,13]		2/10/2023	—	—	690	726
	690,324 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						690	726
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,000
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	108,211.4 Preferred units[9,13]		4/3/2023	—	—	343	323
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	1,000
OPCO BORROWER, LLC	Warrants (Expiration - August 19, 2029)		8/19/2022	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	762
	1,100 Class A-1 Units		9/26/2022	—	—	66	183
	16,084 Class A Units		11/9/2018	—	—	1,517	747
						1,785	1,692
SPECTRUM OF HOPE, LLC	1,074,786 Common units[9,13]		2/17/2023	—	—	1,075	661
Subtotal: Healthcare Services (1.22%)*						11,109	9,230
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,228
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	355
						1,127	1,583
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,064
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	12,054
Subtotal: Industrial Products (2.08%)*						3,627	15,701
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,554
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,554

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	833
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	167
						1,000	1,000
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC[6]	6,308.2584 Class A common units[9,13]		6/8/2022	—	—	631	581
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	1,958
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	8,485
Subtotal: Media & Marketing (2.32%)*						8,241	17,506
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	142,278.89 units of Class A common stock[9,13]		11/15/2017	—	—	1,600	5,258
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.70%)*						7,838	5,258
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	1,000
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,466
Subtotal: Software & IT Services (0.86%)*						5,125	6,468
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,781
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	757
						1,500	2,538
Subtotal: Specialty Retail (0.50%)*						2,500	3,758
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,11,13]		1/4/2021	—	—	2,892	9,505
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	583
Subtotal: Technology Products & Components (1.33%)*						4,097	10,088
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,393
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	159
						1,221	1,552
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.21%)*						1,221	1,552
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,584
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	42
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	24
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	24
						1,624	1,674
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	4,005
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	3,869
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	2,374
						5,829	10,248
Subtotal: Transportation & Logistics (1.58%)*						7,453	11,922
Total: Equity Investments (17.47%)*						$93,487	$132,002

Total: Investments (195.40%)*						$1,476,703	$1,476,561

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
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to an interest rate floor. Certain investments, as noted, accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from —% to 0.26161%.
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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2024 and 2023. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of June 30, 2024, the Company has 89.1% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2024, we satisfied all RIC requirements and have 10.6% in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements of CSWC.

Fair Value Measurements We account for substantially all of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. We believe that the carrying amounts of our financial instruments such as cash, receivables and payables approximate the fair value of these items due to the short maturity of these instruments. This is considered a Level 1 valuation technique. The carrying value of our credit facilities approximates fair value (Level 3 input). See Note 4 - Fair Value Measurements below for further discussion regarding the fair value measurements and hierarchy.

Investments Investments are stated at fair value and are determined by the Valuation Committee as the Valuation Designee pursuant to Rule 2a-5 under the 1940 Act, subject to the oversight of our Board of Directors, as described in the Notes to the Consolidated Schedule of Investments, Note 3 - Investments and Note 4 - Fair Value Measurements below. Investments are recorded on a trade date basis.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At June 30, 2024 and March 31, 2024, cash held in money market funds amounted to $23.4 million and $18.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2024 and March 31, 2024, cash balances totaling $31.8 million and $30.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2024, investments on non-accrual status represented approximately 1.9% of our total investment portfolio at fair value and approximately 3.9% at cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio at fair value and approximately 3.9% at cost.

To maintain RIC tax treatment, non-cash sources of income, such as accretion of interest income, may need to be paid out to shareholders in the form of distributions, even though CSWC may not have collected the interest income. For the three months ended June 30, 2024 and 2023, approximately 3.0% and 2.9%, respectively, of CSWC's total investment income was attributable to non-cash interest income for the accretion of discounts associated with debt investments, net of any premium reduction.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of June 30, 2024 and March 31, 2024, we have not written off any accrued and uncollected PIK interest from prior periods. For the three months ended June 30, 2024, we had five investments for which we stopped accruing PIK interest. For the year ended March 31, 2024, we had five investments for which we stopped accruing PIK interest. For the three months ended June 30, 2024 and 2023, approximately 5.9% and 4.1%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 11.25 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

In lieu of distributing our net capital gains for a year, we may decide to retain some or all of our net capital gains. We will be required to pay a 21% corporate rate U.S. federal income tax on any such retained net capital gains. We may elect to treat such retained capital gain as a deemed distribution to shareholders. Under such circumstances, shareholders will be required to include their share of such retained capital gain in income, but will receive a credit for the amount of U.S. federal income tax paid at corporate rates with respect to their shares. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any net capital gains actually distributed to shareholders and properly reported by us as capital gain dividends are generally taxable to the shareholders as long-term capital gains. See Note 6 - Income Taxes for further discussion.

The Taxable Subsidiary, a wholly-owned subsidiary of CSWC, is not a RIC and is subject to U.S. federal income tax at the corporate rate of 21%. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on taxable income and, as a result of its activities, may generate an income tax provision or benefit. The taxable income, or loss, of the Taxable Subsidiary may differ from its book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three months ended June 30, 2024 and 2023.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at the Taxable Subsidiary using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. See Note 6 - Income Taxes for further discussion.

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

Presentation Presentation of certain amounts in the consolidated financial statements and notes to the consolidated financial statements for the prior year comparative consolidated financial statements and notes to the consolidated financial statements are updated to conform to the current period presentation.

Recently Issued or Adopted Accounting Standards In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2024:
First lien loans[1,2]	$1,305,906	88.9%	168.0%	$1,344,782	90.6%
Second lien loans[2]	28,093	1.9	3.6	38,746	2.6
Subordinated debt[3]	1,280	0.1	0.2	1,484	0.1
Preferred equity	72,886	5.0	9.4	58,511	4.0
Common equity & warrants	59,961	4.1	7.7	40,555	2.7
	$1,468,126	100.0%	188.9%	$1,484,078	100.0%

March 31, 2024:
First lien loans[1,2]	$1,309,449	88.7%	173.3%	$1,340,555	90.8%
Second lien loans[2]	33,774	2.3	4.5	41,654	2.8
Subordinated debt[3]	1,336	0.1	0.2	1,007	0.1
Preferred equity	71,127	4.8	9.4	56,708	3.8
Common equity & warrants	60,875	4.1	8.0	36,779	2.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2024 and March 31, 2024, the fair value of the first lien last out loans are $35.2 million and $35.3 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2024 and March 31, 2024, the fair value of the split lien term loans included in first lien loans is $42.8 million and $43.7 million, respectively. As of June 30, 2024 and March 31, 2024, the fair value of the split lien term loans included in second lien loans is $20.6 million and $20.7 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.3 million and $0.4 million as of June 30, 2024 and March 31, 2024, respectively.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2024:
Healthcare Services	$183,687	12.5%	23.5%	$194,518	13.1%
Media & Marketing	132,607	9.0	17.1	127,485	8.6
Food, Agriculture & Beverage	130,770	8.9	16.8	139,833	9.4
Consumer Products	117,704	8.0	15.1	117,676	7.9
Business Services	100,274	6.8	12.9	101,014	6.8
Consumer Services	96,423	6.6	12.4	96,475	6.5
Financial Services	81,253	5.5	10.6	71,450	4.8
Transportation & Logistics	67,819	4.6	8.7	59,577	4.0
Software & IT Services	62,063	4.2	8.0	60,311	4.1
Environmental Services	56,446	3.8	7.3	55,698	3.7
Industrial Products	43,406	3.0	5.6	33,049	2.2
Healthcare Equipment & Supplies	41,477	2.8	5.3	41,413	2.8
Industrial Machinery	39,452	2.7	5.1	39,446	2.6
Specialty Retail	38,710	2.6	5.0	37,023	2.5
Healthcare Products	31,891	2.2	4.1	32,560	2.2
Energy Services	27,927	1.9	3.6	27,573	1.9
Aerospace & Defense	26,685	1.8	3.4	26,001	1.8
Pharmaceuticals, Biotechnology & Life Sciences	26,330	1.8	3.4	34,284	2.3
Restaurants	25,435	1.7	3.3	25,512	1.7
Telecommunications	19,193	1.3	2.5	23,328	1.6
Technology Products & Components	17,259	1.2	2.2	13,236	0.9
Building & Infrastructure Products	16,986	1.2	2.2	16,210	1.1
Distribution	15,698	1.1	2.0	18,537	1.2
Movies & Entertainment	15,622	1.1	2.0	17,300	1.2
Specialty Chemicals	14,413	1.0	1.9	14,238	1.0
Data Processing & Outsourced Services	14,261	1.0	1.8	25,340	1.7
Education	13,992	1.0	1.8	24,862	1.7
Industrial Services	10,343	0.7	1.3	10,129	0.7
	$1,468,126	100.0%	188.9%	$1,484,078	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Healthcare Services	$188,373	12.8%	24.9%	$190,674	12.9%
Media & Marketing	153,302	10.4	20.3	147,859	10.0
Consumer Products	113,634	7.7	15.0	114,347	7.7
Business Services	104,936	7.1	13.9	105,854	7.1
Consumer Services	96,116	6.5	12.7	94,046	6.4
Food, Agriculture & Beverage	93,384	6.3	12.4	103,371	7.0
Financial Services	82,727	5.6	10.9	73,945	5.0
Transportation & Logistics	65,571	4.4	8.7	58,090	3.9
Industrial Products	61,324	4.2	8.1	50,276	3.4
Software & IT Services	59,409	4.0	7.9	57,702	3.9
Environmental Services	56,807	3.8	7.5	55,572	3.8
Specialty Retail	44,557	3.0	5.9	42,855	2.9
Healthcare Equipment & Supplies	41,377	2.8	5.5	40,928	2.8
Healthcare Products	31,942	2.2	4.2	32,978	2.2
Pharmaceuticals, Biotechnology & Life Sciences	29,308	2.0	3.9	34,304	2.3
Energy Services	27,488	1.9	3.6	27,131	1.8
Aerospace & Defense	26,715	1.8	3.5	25,995	1.8
Restaurants	25,556	1.7	3.4	25,553	1.7
Telecommunications	23,995	1.6	3.2	28,313	2.0
Industrial Machinery	23,356	1.6	3.1	23,174	1.6
Industrial Services	22,648	1.5	3.0	22,491	1.5
Technology Products & Components	18,969	1.3	2.5	13,277	0.9
Distribution	16,490	1.1	2.2	18,620	1.3
Data Processing & Outsourced Services	16,176	1.1	2.1	25,426	1.7
Movies & Entertainment	15,778	1.1	2.1	16,576	1.1
Education	14,627	1.0	1.9	25,481	1.7
Specialty Chemicals	14,269	1.0	1.9	14,222	1.0
Building & Infrastructure Products	7,727	0.5	1.0	7,643	0.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2024:
Northeast	$349,599	23.8%	45.0%	$338,264	22.8%
West	347,834	23.7	44.8	346,413	23.3
Southeast	245,915	16.8	31.6	257,364	17.3
Midwest	244,393	16.6	31.4	247,336	16.7
Southwest	230,627	15.7	29.7	247,176	16.7
International	49,758	3.4	6.4	47,525	3.2
	$1,468,126	100.0%	188.9%	$1,484,078	100.0%

March 31, 2024:
Northeast	$381,897	25.9%	50.5%	$370,566	25.1%
West	325,666	22.1	43.1	322,616	21.8
Southwest	247,526	16.7	32.8	259,991	17.6
Midwest	241,828	16.4	32.0	243,971	16.5
Southeast	231,842	15.7	30.7	233,042	15.8
International	47,802	3.2	6.3	46,517	3.2
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

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
As of June 30, 2024 and March 31, 2024, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

CSWC uses several different valuation approaches depending on the security type including the Market Approach, the Income Approach, and the Enterprise Value Waterfall Approach.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2024 and March 31, 2024 (in thousands):

		Fair Value Measurements
		at June 30, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,305,906	$—	$—	$1,305,906
Second lien loans	28,093	—	—	28,093
Subordinated debt	1,280	—	—	1,280
Preferred equity	72,886	—	—	72,886
Common equity & warrants	59,961	—	—	59,961
Total Investments	$1,468,126	$—	$—	$1,468,126

		Fair Value Measurements
		at March 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,309,449	$—	$—	$1,309,449
Second lien loans	33,774	—	—	33,774
Subordinated debt	1,336	—	—	1,336
Preferred equity	71,127	—	—	71,127
Common equity & warrants	60,875	—	—	60,875
Total Investments	$1,476,561	$—	$—	$1,476,561

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2024 and March 31, 2024. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,255,410	Discount Rate	5.7% - 71.6%	13.9%
			Third Party Broker Quote	40.8 - 100.0	92.8
	Market Approach	32,077	Cost	98.5 - 99.0	98.8
	Enterprise Value Waterfall Approach	18,419	EBITDA Multiple	6.9x - 6.9x	6.9x
Second lien loans	Income Approach	28,093	Discount Rate	12.6% - 35.3%	15.6%
			Third Party Broker Quote	3.8 - 3.8	3.8
Subordinated debt	Income Approach	591	Discount Rate	17.0% - 17.0%	17.0%
			Third Party Broker Quote	25.8 - 25.8	25.8
	Market Approach	131	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.5x - 7.7x	6.2x
			Discount Rate	13.1% - 18.5%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	71,386	EBITDA Multiple	4.3x - 16.6x	9.3x
			Discount Rate	10.5% - 38.0%	15.2%
	Market Approach	1,500	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	58,704	EBITDA Multiple	4.9x - 15.0x	8.5x
			Discount Rate	10.5% - 26.4%	15.0%
	Market Approach	1,257	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,468,126

		Fair Value at	Significant
	Valuation	March 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,211,447	Discount Rate	5.5% - 43.8%	13.4%
			Third Party Broker Quote	38.3 - 100.0	92.4
	Market Approach	98,002	Cost	98.0 - 99.0	98.1
Second lien loans	Income Approach	33,774	Discount Rate	13.4% - 33.3%	15.6%
			Third Party Broker Quote	28.0 - 28.0	28.0
Subordinated debt	Income Approach	568	Discount Rate	18.7% - 18.7%	18.7%
			Third Party Broker Quote	23.3 - 23.3	23.3
	Market Approach	210	Cost	94.0 - 100.0	96.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.7x - 7.9x	6.4x
			Discount Rate	13.2% - 18.6%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	68,877	EBITDA Multiple	4.3x - 17.0x	9.9x
			Discount Rate	10.3% - 38.0%	16.7%
	Market Approach	2,250	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	60,375	EBITDA Multiple	4.7x - 15.6x	8.6x
			Discount Rate	10.3% - 30.2%	16%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,476,561

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2024 and 2023, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2024 and 2023 (in thousands):

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments[1,2]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(7,503)	$93,666	$(85,047)	$3,512	$(8,171)	$—	$1,305,906	$(7,945)
Second lien loans	33,774	(2,567)	26	(3,210)	70	—	—	28,093	(2,565)
Subordinated debt	1,336	31	57	—	9	—	(153)	1,280	23
Preferred equity	71,127	(45)	1,804	—	—	—	—	72,886	(45)
Common equity & warrants	60,875	(4,690)	3,623	—	—	—	153	59,961	(3,891)
Total Investments	$1,476,561	$(14,774)	$99,176	$(88,257)	$3,591	$(8,171)	$—	$1,468,126	$(14,423)

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[3]	Fair Value June 30, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$558	$100,244	$(24,785)	$1,990	$—	$(3,791)	$1,075,200	$446
Second lien loans	35,820	(876)	62	(71)	—	—	—	34,935	(876)
Subordinated debt	791	—	—	(20)	9	—	—	780	—
Preferred equity	63,393	2,422	1,844	—	—	—	—	67,659	2,422
Common equity & warrants	54,144	(2,779)	3,128	—	—	(3,402)	3,791	54,882	(2,965)
Total Investments	$1,155,132	$(675)	$105,278	$(24,876)	$1,999	$(3,402)	$—	$1,233,456	$(973)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"). See Note 11 - Related Party Transactions for more information.
3Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2024, the Company’s asset coverage was 232%.

The Company had the following borrowings outstanding as of June 30, 2024 and March 31, 2024 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value	Estimated Fair Value(2)
June 30, 2024
SBA Debentures	$153,000	$(4,120)	$148,880	$140,290
Corporate Credit Facility	165,000	—	165,000	165,000
SPV Credit Facility	64,000	—	64,000	64,000
January 2026 Notes	140,000	(528)	139,472	117,213
October 2026 Notes	150,000	(1,731)	148,269	126,823
August 2028 Notes	71,875	(2,055)	69,820	74,319
	$743,875	$(8,434)	$735,441	$687,645

March 31, 2024
SBA Debentures	$153,000	$(4,305)	$148,695	$141,638
Corporate Credit Facility	265,000	—	265,000	265,000
SPV Credit Facility	—	—	—	—
January 2026 Notes	140,000	(612)	139,388	118,249
October 2026 Notes	150,000	(1,923)	148,077	127,150
August 2028 Notes	71,875	(2,182)	69,693	74,261
	$779,875	$(9,022)	$770,853	$726,298
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as Debt issuance costs on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the January 2026 Notes and the October 2026 Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate.

Credit Facilities

As of June 30, 2024, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three months ended June 30, 2024, the weighted average interest rate on the Credit Facilities was 7.79%, and the average debt outstanding under the Credit Facilities was $236.9 million.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held in SBIC I and SPV). As of June 30, 2024, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by SBIC I and Capital Southwest SPV. As of June 30, 2024 and 2023, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and unused commitment fees	$4,087	$4,620
Amortization of deferred financing costs	548	295
Total interest and amortization of deferred financing costs	$4,635	$4,915

Weighted average effective interest rate	7.75%	7.36%
Average borrowings	$190,604	$239,725

SPV Credit Facility

On March 20, 2024, SPV entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility included an initial commitment of $150.0 million. Pursuant to the terms of the Loan Agreement, on June 20, 2024, total commitments automatically increased from $150.0 million to $200.0 million. The SPV Credit Facility also includes an accordion feature that allows increases up to $400 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the SPV Credit Facility bear interest at three-month Term SOFR plus 2.50% per annum during the revolving period ending on

March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. The SPV Credit Facility matures on March 20, 2029.

The Loan Agreement contains customary terms and conditions, including affirmative and negative covenants. The Loan Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

The SPV Credit Facility is secured by all of the assets of SPV. As of June 30, 2024, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and unused commitment fees	$1,216	$—
Amortization of deferred financing costs	90	—
Total interest and amortization of deferred financing costs	$1,306	$—

Weighted average effective interest rate	7.92%	—%
Average borrowings	$46,275	$—

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and unused commitment fees	$1,575	$1,575
Amortization of deferred financing costs	84	84
Total interest and amortization of deferred financing costs	$1,659	$1,659

Weighted average effective interest rate	4.46%	4.46%
Average borrowings	$140,000	$140,000

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and unused commitment fees	$1,266	$1,266
Amortization of deferred financing costs	192	185
Total interest and amortization of deferred financing costs	$1,458	$1,451

Weighted average effective interest rate	3.50%	3.50%
Average borrowings	$150,000	$150,000

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

August 2028 Notes

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-

allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facilities and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and unused commitment fees	$1,393	$248
Amortization of deferred financing costs	127	41
Total interest and amortization of deferred financing costs	$1,520	$289

Weighted average effective interest rate	7.75%	7.75%
Average borrowings[1]	$71,875	$71,785
1Average borrowings for the three months ended June 30, 2023 was calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through June 30, 2023.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of June 30, 2024, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of June 30, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $22.0 million remains unused.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest expense and fees	$1,677	$1,220
Amortization of deferred financing costs	184	143
Total interest and amortization of deferred financing costs	$1,861	$1,363

Weighted average effective interest rate	4.38%	3.94%
Average borrowings	$153,000	$123,681

As of June 30, 2024, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
(2)	(2)	(2)	8,000
			$153,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)SBIC I issued $8.0 million in SBA Debentures that will pool in September 2024. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.91%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2024 is as follows:

	Years Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$153,000	$153,000
Corporate Credit Facility	—	—	—	—	165,000	—	165,000
SPV Credit Facility	—	—	—	—	64,000	—	64,000
January 2026 Notes	—	140,000	—	—	—	—	140,000
October 2026 Notes	—	—	150,000	—	—	—	150,000
August 2028 Notes	—	—	—	—	71,875	—	71,875
Total	$—	$140,000	$150,000	$—	$300,875	$153,000	$743,875

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended June 30, 2024, CSWC declared and paid a quarterly dividend in the amount of $29.5 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended March 31, 2024, CSWC declared and paid a quarterly dividend in the amount of $28.4 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income[1]	2024	2023
Net increase in net assets from operations	$14,035	$23,812
Net unrealized depreciation (appreciation) on investments	15,535	(12,038)
(Expense/loss) income/gain recognized for tax on pass-through entities	(7)	(4,202)
Loss (gain) recognized on dispositions	324	(1,641)
Capital loss carryover[2]	(1,551)	17,932
Net operating loss (income) - wholly-owned subsidiary	51	(1,796)
Non-deductible tax expense	217	93
Loss on extinguishment of debt	(682)	(682)
Non-deductible compensation	1,514	892
Compensation related book/tax differences	(7,823)	(5,824)
Interest on non-accrual loans	1,633	1,415
Other book/tax differences	574	1,610
Estimated distributable income before deductions for distributions	$23,820	$19,571

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At June 30, 2024, the Company had long-term capital loss carryforwards of $58.5 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of June 30, 2024, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,432.4 million, with such investments having gross unrealized appreciation of $16.0 million and gross unrealized depreciation of $101.4 million, resulting in net unrealized depreciation of $85.4 million. As of June 30, 2024, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $43.3 million, with such investments having gross unrealized appreciation of $82.0 million and gross unrealized depreciation of $9.9 million, resulting in net unrealized appreciation of $72.1 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $13.3 million for U.S. federal income tax purposes.

The Taxable Subsidiary is not a RIC and is subject to U.S. federal income tax at the current corporate rate. For tax purposes, the Taxable Subsidiary has elected to be treated as a taxable entity, and therefore is not consolidated for tax purposes and is taxed at normal corporate tax rates based on its taxable income and, as a result of its activities, may generate an income tax provision or benefit.

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2024 and March 31, 2024, the Taxable Subsidiary had a deferred tax liability of $13.9 million and $12.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of June 30, 2024 and March 31, 2024 (amounts in thousands):

	June 30, 2024	March 31, 2024
Deferred tax asset:
Net operating loss carryforwards	$419	$159
Interest	966	965
Total deferred tax asset	1,385	1,124
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,120)	(11,395)
Net basis differences in portfolio investments	(4,209)	(1,726)
Total deferred tax liabilities	(15,329)	(13,121)
Total net deferred tax (liabilities) assets	$(13,944)	$(11,997)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,
Components of Income Tax Provision	2024	2023
Excise tax	$167	$93
Tax provision related to Taxable Subsidiary	2,210	354
Other	50	—
Total income tax provision	$2,427	$447

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

7.    SHAREHOLDERS' EQUITY

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100.0 million from $50.0 million and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250.0 million from $100.0 million and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. On August 2, 2022, the Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $650.0 million from $250.0 million. On May 21, 2024, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $1.0 billion from $650.0 million and (ii) amended the term "Settlement Date" to reflect that, on or after May 28, 2024, the settlement of shares will occur on the first trading day following the date on which such sales were made.

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2024	2023
Number of shares sold	1,498,981	2,527,458
Gross proceeds received (in thousands)	$38,367	$45,572
Net proceeds received (in thousands)	$37,792	$44,888
Weighted average price per share	$25.60	$18.03

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of June 30, 2024 and 2023, no proceeds remained receivable.

Cumulative to date, the Company has sold 26,845,418 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.13, raising $567.3 million of gross proceeds. Net proceeds were $558.3 million after commissions to the sales agents on shares sold. As of June 30, 2024, the Company has $432.7 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended June 30,
	2024	2023
Number of shares repurchased	71,229	46,581
Aggregate cost of shares repurchased (in thousands)	$1,861	$925
Weighted average price per share	$26.13	$19.86

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of June 30, 2024, there are 363,267 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of June 30, 2024, there were 96,695 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2024 and 2023, we recognized total share based compensation expense of $1.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.0 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of June 30, 2024, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $16.5 million, which will be amortized over the weighted-average vesting period of approximately 3.2 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of June 30, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	558,572	$20.90	2.4
Granted	359,000	26.20	—
Vested	(209,021)	20.54	—
Forfeited	—	—	—
Unvested at June 30, 2024	708,551	$23.70	3.2

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of June 30, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	11,200	$22.33	0.4
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at June 30, 2024	11,200	$22.33	0.1

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the three months ended June 30, 2024 and 2023, we made matching contributions of approximately $0.1 million.

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

The balances of unfunded debt commitments as of June 30, 2024 and March 31, 2024 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2024	2024
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	4,000	5,000
Air Conditioning Specialist, Inc.	1,675	1,675
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	372	432
ATS Operating, LLC	1,189	1,640
Bond Brand Loyalty ULC	2,000	2,000
BP Loenbro Holdings Inc.	495	1,101
Brandner Design, LLC	1,000	—
Burning Glass Intermediate Holding Company, Inc.	296	296
Catbird NYC, LLC	3,500	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	2,000	2,000
Central Medical Supply LLC	300	800
Damotech Inc.	3,000	3,000
Edge Autonomy Holdings, LLC	4,000	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	2,000	2,000
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	303	555
HH-Inspire Acquisition, Inc.	46	46
Ignite Visibility LLC	2,000	2,000
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	3,479	1,500
ITA Holdings Group, LLC	705	1,058
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	1,354	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	2,000
Mako Steel LP	1,887	1,887
Mammoth BorrowCo, Inc.	800	1,950

	June 30,	March 31,
Portfolio Company	2024	2024
Microbe Formulas LLC	1,627	1,627
NeuroPsychiatric Hospitals, LLC	1,000	—
New Skinny Mixes, LLC	4,000	3,500
NinjaTrader, Inc.	2,500	2,500
Opco Borrower, LLC	—	833
Outerbox, LLC	—	2,000
Pipeline Technique Ltd.	1,611	2,278
Pool Service Holdings, LLC	1,000	—
Revo Brands, Inc.	5,500	7,000
Roseland Management, LLC	2,000	2,000
RTIC Subsidiary Holdings LLC	—	301
South Coast Terminals LLC	1,935	1,935
Spotlight AR, LLC	2,000	2,000
SureKap, LLC	5,000	—
Swensons Drive-In Restaurants, LLC	1,500	1,500
Systec Corporation	300	—
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	4,000	3,900
Versicare Management LLC	1,900	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	5,333	3,111
Zenfolio Inc.	1,000	1,000
Total Revolving Loans	114,732	112,404
Delayed Draw Term Loans
Air Conditioning Specialist Inc.	750	750
BP Loenbro Holdings Inc.	1,101	1,101
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	15,000	5,000
Gulf Pacific Acquisition, LLC	1,212	1,212
Ignite Visibility LLC	2,000	2,000
ITA Holdings Group, LLC	854	854
Mammoth BorrowCo, Inc.	625	1,325
New Skinny Mixes, LLC	—	3,000
One Group, LLC	545	545
Pool Service Holdings, LLC	5,000	5,000
SureKap, LLC	8,772	—
TMT BHC Buyer, Inc.	5,000	5,000
Total Delayed Draw Term Loans	42,259	27,187
Other
Broad Sky Networks, LLC	57	—
Total Other	57	—
Total Unfunded Debt Commitments	$157,048	$139,591

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	June 30, 2024	March 31, 2024
Unfunded Debt Commitments
Expiring during:
2025	$27,939	$26,462
2026	22,741	8,242
2027	32,189	31,417
2028	25,363	31,021
2029	39,338	42,449
2030	9,479	—
Total Unfunded Debt Commitments	$157,048	$139,591

The balances of unfunded equity commitments as of June 30, 2024 and March 31, 2024 were as follows (amounts in thousands):

	June 30, 2024	March 31, 2024
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	412	412
Total Unfunded Equity Commitments	$537	$537

As of June 30, 2024, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2024, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of June 30, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

In March 2021, the Company executed an agreement to lease office space that commenced on February 1, 2022 and expires September 30, 2032. The Company identified the foregoing as an operating lease. ASC 842 indicates that an ROU asset and lease liability should be recorded based on the effective date. As such, CSWC recorded an ROU asset, which is included in other assets on the Consolidated Statements of Assets and Liabilities, and a lease liability, which is included in other liabilities on the Consolidated Statements of Assets and Liabilities, as of February 1, 2022. The Company has recorded lease expense on a straight-line basis.

In December 2023, the Company executed an agreement to lease additional office space, which is expected to commence during the fiscal quarter ending September 30, 2025. The additional office space will be approximately 7,100 square feet. This is an amendment of the Company's current lease, which is classified as an operating lease. The term with respect to the additional office space will be 10 years and the term of the current office space will be extended for an additional 3 years.

Total lease expense incurred for each of the three months ended June 30, 2024 and 2023 was $0.1 million. As of June 30, 2024 and March 31, 2024, the asset related to the operating lease was $2.3 million and $2.4 million respectively, and as of both June 30, 2024 and March 31, 2024, the lease liability was $3.2 million. As of June 30, 2024, the remaining lease term was 11.25 years and the discount rate was 7.62%.

The following table shows future minimum payments under the Company's operating leases as of June 30, 2024 (in thousands):

Year ending March 31,	Rent Commitment
2025	$313
2026	426
2027	436
2028	446
2029	457
Thereafter	3,611
Total	$5,689

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

11.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three months ended June 30, 2024 and 2023, we did not receive any management fees from our portfolio companies.

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

In connection with the liquidation of I-45 SLF, the Company received return of capital distributions totaling $13.6 million, of which $0.8 million and $0.6 million, respectively, was receivable as of March 31, 2024 and June 30, 2024. During the three months ended June 30, 2024 and March 31, 2024, the Company received $6.4 million and $72.5 million, respectively, of distributions-in-kind of investment assets for a total of $78.9 million. For the three months ended June 30, 2024, the Company recognized a realized loss totaling $0.3 million relating to the dissolution of I-45 SLF.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2024 and 2023 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2024	2023
Investment income[1]	$1.13	$1.07
Operating expenses[1]	(0.44)	(0.40)
Income taxes[1]	(0.06)	(0.02)
Net investment income[1]	0.63	0.65
Net realized gain (loss), net of tax[1]	0.02	(0.34)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.34)	0.32
Total increase from investment operations	0.31	0.63
Accretive effect of share issuances and repurchases	0.27	0.09
Dividends to shareholders	(0.63)	(0.59)
Issuance of restricted stock[2]	(0.13)	(0.13)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.07)	(0.05)
Share based compensation expense	0.03	0.02
Other[3]	0.05	0.04
Increase (decrease) in net asset value	(0.17)	0.01
Net asset value
Beginning of period	16.77	16.37
End of period	$16.60	$16.38

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	10.35%	9.88%
Ratio of operating expenses (excluding interest expense) to average net assets[4]	3.93%	3.65%
Ratio of net investment income to average net assets[4]	14.88%	15.80%
Portfolio turnover	6.22%	2.26%
Total investment return[5]	7.05%	14.23%
Total return based on change in NAV[6]	2.74%	3.67%

Per share market value at the end of the period	$26.09	$19.72
Weighted-average basic and diluted shares outstanding	45,665	37,598
Common shares outstanding at end of period	46,838	38,840

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

13.    SUBSEQUENT EVENTS

On July 30, 2024, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending September 30, 2024. The record date for the dividend is September 13, 2024. The payment date for the dividend is September 30, 2024.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	June 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2024
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$—	$2	$—	$(13)	$—	$—	$13	$—
	First Lien		8,750	290	—	8,622	—	—	—	8,622
	27000 Class A Units		—	—	—	—	—	—	757	757
Total Control Investments			$8,750	$292	$—	$8,609	$—	$—	$770	$9,379

Affiliate Investments
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	$825	$30	$825	$2	$—	$—	$(10)	$817
	First Lien		26,855	862	24,407	2,521	(62)	—	(280)	26,586
	Delayed Draw Term Loan		—	1	—	—	—	—	—	—
	1,006,045.85 Preferred Units		—	—	3,319	—	—	—	—	3,319
ArborWorks, LLC	Revolving Loan	Environmental Services	1,629	60	1,569	60	—	—	—	1,629
	First Lien		3,219	96	3,123	97	—	—	(110)	3,110
	100 Class A Units		—	—	5	—	—	—	(1)	4
	13,898.32 Class A-1 Preferred Units		—	—	3,170	—	—	—	(759)	2,411
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	500	28	—	1,004	(500)	—	(4)	500
	First Lien		15,000	488	15,100	16	(100)	—	(16)	15,000
	1,000,000 Class A Units		—	9	1,781	—	—	—	—	1,781
	500,000 Class B Units		—	4	757	—	—	—	—	757
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,200	29	700	501	—	—	(1)	1,200

Portfolio Company	Type of Investment (1)	Industry	June 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2024
	First Lien		7,540	282	7,540	9	—	—	(9)	7,540
	Delayed Draw Term Loan		101	7	101	1	—	—	(1)	101
	2,620,670 Preferred Units		—	—	1,360	—	—	—	257	1,617
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	206	5,882	4	—	—	(186)	5,700
	1,250,000 Preferred Units		—	—	1,250	—	—	—	(390)	860
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	4,376	118	4,249	128	—	—	(1)	4,376
	First Lien - Term Loan B		4,511	143	4,359	152	—	—	—	4,511
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	7	—	3	—	—	(3)	—
	First lien		5,969	210	6,004	5	(35)	—	(5)	5,969
	1,000,000 Class A Preferred Units		—	—	2,064	—	—	—	—	2,064
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	2	—	2	—	—	(2)	—
	First Lien		1,000	39	1,000	1	—	—	(1)	1,000
	1,000 Class A units		—	—	—	—	—	—	—	—
	360.06 Class A-1 units		—	—	—	—	—	—	—	—
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	151	2,468	1,047	—	—	10	3,525
	First Lien - Term Loan		13,196	618	13,038	264	—	—	(106)	13,196
	First Lien - Term Loan B		13,196	682	13,038	261	—	—	(103)	13,196
	Delayed Draw Term Loan - A		1,058	43	1,058	1	—	—	(1)	1,058

Portfolio Company	Type of Investment (1)	Industry	June 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2024
	Delayed Draw Term Loan - B		1,058	48	1,058	1	—	—	(1)	1,058
	Warrants		—	—	4,005	—	—	—	381	4,386
	Warrants		—	—	3,869	—	—	—	364	4,233
	9.25% Class A membership interest		—	38	2,374	—	—	—	226	2,600
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	729	16	714	—	—	—	—	714
	First Lien		5,078	97	4,984	—	(13)	—	—	4,971
	Second Lien		5,208	—	4,917	—	—	—	—	4,917
	208,333.3333 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.9999 Common units		—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	Media & Marketing	—	2	—	1	—	18	(19)	—
	First Lien		—	350	14,522	8	(14,625)	149	(54)	—
	11,008.6744 Class A common units		—	—	581	—	(581)	—	—	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	19	980	1	(1,000)	—	19	—
	First Lien		5,000	153	4,900	4	—	—	46	4,950
	Delayed Draw Term Loan		600	28	588	4	—	—	2	594
	10,000 Common units		—	—	1,384	—	—	—	—	1,384
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	3	—	—	—	—	—	—
	First Lien		14,869	475	14,906	7	(36)	—	(7)	14,870
	3,364 Class A-2 Units		—	—	762	—	—	—	37	799
	1,100 Class A-1 units		—	—	183	—	—	—	12	195
	16,084 Class A units		—	—	747	—	—	—	180	927
Sonobi, Inc.	500,000 Class A Common units	Media & Marketing	—	—	1,958	—	—	—	(283)	1,675

Portfolio Company	Type of Investment (1)	Industry	June 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2024
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	7,560	—	4,914	—	—	—	(3,402)	1,512
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,376	—	—	—	—	3,376
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	44	—	7,388	—	—	—	7,388
	1,500,000 Class A-1 Preferred Units		—	—	—	1,500	—	—	—	1,500
Total Affiliate Investments			$166,946	$5,388	$190,206	$14,993	$(16,952)	$167	$(4,221)	$184,193
Total Control & Affiliate Investments			$175,696	$5,680	$190,206	$23,602	$(16,952)	$167	$(3,451)	$193,572

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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; the impact of geopolitical conditions and its impact on financial market volatility, global economic markets and various sectors and industries; regulatory changes; changes in tax treatment; an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us; and our ability to operate our wholly owned subsidiary, Capital Southwest SBIC I, LP, as a small business investment company. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2024 and 2023, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.79% and 1.90%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2024 and March 31, 2024, our investment portfolio at fair value represented approximately 95.1% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of June 30, 2024 and March 31, 2024, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2024, investments on non-accrual status represented approximately 1.9% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

Recently Issued Accounting Standards

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,468.1 million as of June 30, 2024, as compared to $1,476.6 million as of March 31, 2024. As of June 30, 2024, we had investments in 117 portfolio companies with an aggregate cost of $1,484.1 million. As of March 31, 2024, we had investments in 116 portfolio companies with an aggregate cost of $1,476.7 million.

As of June 30, 2024 and March 31, 2024, approximately $1,303.1 million, or 97.6%, and $1,310.0 million, or 97.4%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 99.2% and 99.1%, respectively, were subject to contractual minimum interest rates. As of June 30, 2024 and March 31, 2024, the weighted average contractual minimum interest rate is 1.34% and 1.28%, respectively. As of June 30, 2024 and March 31, 2024, approximately $32.2 million, or 2.4%, and $34.5 million, or 2.6%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
	(dollars in thousands)
Number of portfolio companies (a)	117	116
Fair value	$1,468,126	$1,476,561
Cost	$1,484,078	$1,476,703
% of portfolio at fair value - debt	90.9%	91.1%
% of portfolio at fair value - equity	9.1%	8.9%
% of investments at fair value secured by first lien	88.9%	88.7%
Weighted average annual effective yield on debt investments (b)	13.3%	13.3%
Weighted average annual effective yield on total investments (c)	13.5%	12.7%
Weighted average EBITDA (d)	$19,726	$22,988
Weighted average leverage through CSWC security (e)	3.8x	3.6x

(a)At June 30, 2024 and March 31, 2024, we had equity ownership in approximately 59.0% and 56.0%, respectively, of our investments.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2024 and March 31, 2024, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2024, investments on non-accrual status represented approximately 1.9% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended June 30, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended June 30, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of June 30, 2024 and March 31, 2024:

	As of June 30, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$196,826	14.7%
2	1,036,831	77.7
3	99,711	7.5
4	1,911	0.1
Total	$1,335,279	100.0%

	As of March 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$197,212	14.7%
2	1,075,717	80.0
3	68,690	5.1
4	2,940	0.2
Total	$1,344,559	100.0%

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

As of June 30, 2024, investments on non-accrual status represented approximately 1.9% of our total investment portfolio's fair value and approximately 3.9% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

Investment Activity

During the three months ended June 30, 2024, we made debt investments totaling $76.8 million and equity investments totaling $3.1 million. We received contractual principal repayments totaling approximately $9.0 million and full prepayments of approximately $71.1 million. We funded $11.3 million on revolving loans and received $8.2 million in repayments on revolving loans. In addition, we received proceeds from sales of debt investments totaling $8.2 million.

During the quarter ended March 31, 2024, the board of managers of I-45 SLF LLC ("I-45 SLF"), the joint venture between CSWC and Main Street Capital Corporation ("Main Street"), approved the dissolution and liquidation of I-45 SLF and the wind up of its affairs, including distributing all of the assets to CSWC and Main Street in accordance with their respective residual percentage. During the three months ended June 30, 2024, we received distributions-in-kind of investments from I-45 SLF totaling $6.4 million.

During the three months ended June 30, 2023, we made debt investments totaling $94.5 million and equity investments totaling $5.0 million. We received contractual principal repayments totaling approximately $18.2 million. We funded $4.6 million on revolving loans and received $6.7 million in repayments on revolving loans. In addition, we received proceeds from sales of equity investments totaling $3.4 million.

Total portfolio investment activity for the three months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

Three months ended June 30, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	88,046	—	57	3,133	91,236
Proceeds from sales of investments	(8,171)	—	—	—	(8,171)
Proceeds from return of capital	—	—	—	—	—
Principal repayments received	(85,047)	(3,210)	—	—	(88,257)
Distributions-in-kind[1]	4,115	—	—	2,294	6,409
Conversion/exchange of security	—	—	(153)	153	—
PIK interest earned	3,512	70	9	—	3,591
Accretion of loan discounts	1,505	26	—	—	1,531
Realized (loss) gain	831	206	—	—	1,037
Unrealized gain (loss)	(8,334)	(2,773)	31	(4,735)	(15,811)
Fair value, end of period	$1,305,906	$28,093	$1,280	$132,847	$1,468,126
1In connection with the dissolution and liquidation of I-45 SLF, the Company received distributions-in-kind of investments of $6.4 million.

Three months ended June 30, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	99,134	—	—	4,972	—	104,106
Proceeds from sales of investments	—	—	—	(3,402)	—	(3,402)
Principal repayments received	(24,785)	(71)	(20)	—	—	(24,876)
Conversion of security[2]	(3,791)	—	—	3,791	—	—
PIK interest earned	1,990	—	9	—	—	1,999
Accretion of loan discounts	1,110	62	—	—	—	1,172
Realized (loss) gain	(10,414)	—	—	(1,713)	—	(12,127)
Unrealized (loss) gain	10,972	(876)	—	1,356	606	12,058
Fair value, end of period	$1,075,200	$34,935	$780	$122,541	$51,862	$1,285,318
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

Comparison of three months ended June 30, 2024 and June 30, 2023

	Three Months Ended
	June 30,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$51,354	$40,361	$10,993	27.2%
Interest expense	(12,447)	(9,681)	(2,766)	28.6%
Other operating expenses	(7,621)	(5,677)	(1,944)	34.2%
Income before taxes	31,286	25,003	6,283	25.1%
Income tax provision (benefit)	2,427	447	1,980	(443.0)%
Net investment income	28,859	24,556	4,303	17.5%
Net realized gain (loss) on investments, net of tax	711	(12,782)	13,493	105.6%
Net unrealized appreciation (depreciation) on investments, net of tax	(15,535)	12,038	(27,573)	(229.0)%
Net increase (decrease) in net assets from operations	$14,035	$23,812	$(9,777)	(41.1)%

Investment Income

Total investment income for the three months ended June 30, 2024 was approximately $51.4 million, a $11.0 million, or 27.2%, increase as compared to the three months ended June 30, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Interest income	$41,455	$33,647
PIK interest income	3,051	1,656
Amortization of purchase discounts and fees	1,532	1,172
Dividend income	2,418	2,703
Fee income	2,356	1,126
Other investment income	542	57
Total investment income	$51,354	$40,361

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended June 30, 2024 totaled $46.0 million as compared to $36.5 million for the three months ended June 30, 2023. The increase was primarily due to a 24.3% increase in the average monthly cost basis of debt investments held by us from $1,106.5 million to $1,375.7 million year-over-year and an increase in the weighted average yield on debt investments from 12.9% to 13.3% year-over-year primarily due to an increase in benchmark interest rates. Dividend income for the three months ended June 30, 2024 decreased $0.3 million as compared to the three months ended June 30, 2023 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024, partially offset by an increase in distributions received from our equity investments. Fee income for the three months ended June 30, 2024 increased $1.2 million as compared to the three months ended June 30, 2023 primarily due to an increase in prepayment and amendment fees in the current quarter.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2024, our total interest expense was $12.4 million, an increase of $2.7 million, as compared to the total interest expense of $9.7 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 5.23% to 5.60% for the three months ended June 30, 2023 and June 30, 2024, respectively. This increase in the weighted average interest rate was primarily due to an increase to the base rate on our Corporate Credit Facility, the addition of the SPV Credit Facility, and the issuance of the August 2028 Notes.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2024, our total employee compensation expense (including both cash and share-based compensation) increased by $1.2 million, or 35.0%, as compared to the total employee compensation expense for the three months ended June 30, 2023. The increase was primarily due to an increase in headcount and an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended June 30, 2024, our total general and administrative expense was $2.9 million, an increase of $0.7 million or 33.0%, as compared to the total general and administrative expense of $2.2 million for the three months ended June 30, 2023. The increase was attributable to an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee and an increase in audit fees, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended June 30, 2024, income before taxes increased by $6.3 million, or 25.1%. Net investment income increased from the prior year period by $4.3 million, or 17.5%, to $28.9 million as a result of an $11.0 million increase in total investment income, partially offset by a $2.7 million increase in interest expense and a $2.0 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $0.7 million for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Full Exits	Partial Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net (Loss) Gain	Net Gain (Loss)
Debt	$936	$110	$—	$(65)	$981
Equity	—	—	—	(270)	(270)
Total net realized gain (loss)	$936	$110	$—	$(335)	$711

The following table provides a summary of the primary components of the total net realized loss on investments of $12.8 million for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(6,028)	$223	$(4,943)	$—	$(10,748)
Equity	1,902	—	(3,615)	(321)	(2,034)
Total net realized (loss) gain	$(4,126)	$223	$(8,558)	$(321)	$(12,782)
(1)Included in other is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $15.5 million for the three months ended June 30, 2024 (amounts in thousands):

	Three Months Ended June 30, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$(496)	$—	$—	$(496)
Net unrealized (depreciation) appreciation relating to portfolio investments	(10,579)	(4,460)[1]	—	(15,039)
Total net unrealized appreciation (depreciation) on investments	$(11,075)	$(4,460)	$—	$(15,535)
1Includes a deferred tax benefit of $0.3 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $12.0 million for the three months ended June 30, 2023 (amounts in thousands):

	Three Months Ended June 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$10,527	$1,900	$—	$12,427
Net unrealized (depreciation) appreciation relating to portfolio investments	(431)	(564)[1]	606	(389)
Total net unrealized (depreciation) appreciation on investments	$10,096	$1,336	$606	$12,038
1 Includes a deferred tax provision of $20.0 thousand associated with the Taxable Subsidiary.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2024, the Company’s asset coverage was 232%.

Cash Flows

For the three months ended June 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $1.0 million. During the foregoing period, our operating activities provided $31.1 million in cash, consisting primarily of $95.4 million from sales and repayments received from debt investments in portfolio companies, partially offset by new portfolio investments made by the Company of $91.2 million. In addition, our financing activities used cash of $30.1 million, consisting primarily of net repayments on our Credit Facilities of $36.0 million and cash dividends paid in the amount of $29.5 million, partially offset by net proceeds from the Equity ATM Program of $37.8 million. At June 30, 2024, the Company had cash and cash equivalents of approximately $33.3 million.

For the three months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $0.3 million. During that period, our operating activities used $55.6 million in cash, consisting primarily of new portfolio investments made by the Company of $104.1 million, partially offset by $24.7 million from sales and repayments received from debt investments in portfolio companies and $3.4 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $55.3 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes of $69.7 million, net proceeds from the Equity ATM Program of $44.9 million and net proceeds from the issuance of SBA debentures of $4.9 million, partially offset by net repayments on our Corporate Credit Facility of $40.0 million and cash dividends paid in the amount of $22.9 million. At June 30, 2023, the Company had cash and cash equivalents of approximately $21.3 million.

Capital Resources

As of June 30, 2024, we had $33.3 million in cash and cash equivalents and $430.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of June 30, 2024, we had $165.0 million outstanding and $294.2 million of undrawn commitments under the Corporate Credit Facility, and $64.0 million outstanding and $136.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Unsecured Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes. The outstanding aggregate principal amount of January 2026 Notes was $140.0 million as of both June 30, 2024 and March 31, 2024.

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of October 2026 Notes was $150.0 million as of both June 30, 2024 and March 31, 2024.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of August 2028 Notes was $71.9 million as of both June 30, 2024 and March 31, 2024.

For more information on each of the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes, including material terms, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of June 30, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $153.0 million is outstanding. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer toNote 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Equity Capital Activities

Equity ATM Program

On March 4, 2019, the Company established an at-the-market offering (the "Equity ATM Program") pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. On February 4, 2020, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $100.0 million from $50.0 million and (ii) added two additional sales agents to the Equity ATM Program. On May 26, 2021, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $250.0 million from $100.0 million and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. On August 2, 2022, the Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $650.0 million from $250.0 million. On May 21, 2024, the Company (i) increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program to $1.0 billion from $650.0 million and (ii) amended the term "Settlement Date" to reflect that, on or after May 28, 2024, the settlement of shares will occur on the first trading day following the date on which such sales were made.

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2024	2023
Number of shares sold	1,498,981	2,527,458
Gross proceeds received (in thousands)	$38,367	$45,572
Net proceeds received (in thousands)[1]	$37,792	$44,888
Weighted average price per share	$25.60	$18.03

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold and offering expenses. As of June 30, 2024 and 2023, no amounts remained receivable.

Cumulative to date, the Company has sold 26,845,418 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.13, raising $567.3 million of gross proceeds. Net proceeds were $558.3 million after commissions to the sales agents on shares sold. As of June 30, 2024, the Company has $432.7 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

At June 30, 2024 and March 31, 2024, we had a total of approximately $157.6 million and $140.1 million, respectively, in currently unfunded commitments (as discussed in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements). As of June 30, 2024, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2024, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of June 30, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Contractual Obligations

As shown below, we had the following contractual obligations as of June 30, 2024. For information on our unfunded investment commitments, see Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$5,689	$419	$867	$908	$3,495
Corporate Credit Facility	165,000	—	—	165,000	—
Interest due on Corporate Credit Facility (1)	53,051	12,970	25,939	14,142	—
SPV Credit Facility	64,000	—	—	64,000	—
Interest due on SPV Credit Facility (2)	24,267	5,141	10,281	8,845	—
January 2026 Notes	140,000	—	140,000	—	—
Interest due on January 2026 Notes	12,600	6,300	6,300	—	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	12,656	5,062	7,594	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	23,674	5,570	11,141	6,963	—
SBA Debentures	153,000	—	—	—	153,000
Interest due on SBA Debentures (3)	55,240	6,206	12,493	12,510	24,031
	$931,052	$41,668	$364,615	$344,243	$180,526

(1)Amounts include interest payments calculated at an average rate of 7.75% of outstanding borrowings under the Corporate Credit Facility, which were $165.0 million as of June 30, 2024.
(2)Amounts include interest payments calculated at an average rate of 7.92% of outstanding borrowings under the SPV Credit Facility, which were $64.0 million as of June 30, 2024.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On July 30, 2024, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending September 30, 2024. The record date for the dividend is September 13, 2024. The payment date for the dividend is September 30, 2024.

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

Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the October 2026 Notes, the January 2026 Notes, the August 2028 Notes and the SBA Debentures are fixed for the life of such debt. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2024, we were not a party to any hedging arrangements.

As of June 30, 2024, approximately 97.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 99.2% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of June 30, 2024.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(21,957)	$(0.47)
(150 bps)	(16,468)	(0.35)
(100 bps)	(10,979)	(0.23)
(50 bps)	(5,489)	(0.12)
50 bps	5,489	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2024.

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 that we filed with the SEC on May 21, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2024, the Company did not repurchase any shares under the share repurchase program.
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
10.1
Form of Fourth Amendment, dated May 21, 2024, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 21, 2024).

10.2
Form of Fourth Amendment, dated May 21, 2024, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Citizens JMP Securities, LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 21, 2024).

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

CAPITAL SOUTHWEST CORPORATION

August 6, 2024	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

August 6, 2024	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer