Form 10-Q
period 2024-09-30
CAPITAL SOUTHWEST CORP
filed 2024-10-29
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

47,686,685 shares of Common Stock, $0.25 value per share, as of October 25, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2024	2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,301,871 and $1,276,690, respectively)	$1,297,261	$1,286,355
Affiliate investments (Cost: $212,180 and $200,013, respectively)	201,870	190,206
Control investments (Cost: $8,613 and $0, respectively)	9,376	—
Total investments (Cost: $1,522,664 and $1,476,703, respectively)	1,508,507	1,476,561
Cash and cash equivalents	47,237	32,273
Receivables:
Dividends and interest	29,981	22,928
Escrow	—	16
Other	1,477	7,276
Income tax receivable	484	336
Debt issuance costs (net of accumulated amortization of $9,013 and $7,741, respectively)	10,611	10,928
Other assets	6,201	6,440
Total assets	$1,604,498	$1,556,758

Liabilities
SBA Debentures (net of $3,936 and $4,305, respectively, of unamortized debt issuance costs)	$149,064	$148,695
January 2026 Notes (net of $443 and $612, respectively, of unamortized debt issuance costs)	139,557	139,388
October 2026 Notes (net of $1,538 and $1,923, respectively, of unamortized debt issuance costs)	148,462	148,077
August 2028 Notes (net of $1,927 and $2,182, respectively, of unamortized debt issuance costs)	69,948	69,693
Credit Facilities	278,000	265,000
Other liabilities	14,259	17,381
Accrued restoration plan liability	561	570
Income tax payable	799	281
Deferred tax liability	12,590	11,997
Total liabilities	813,240	801,082

Commitments and contingencies (Note 10)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at September 30, 2024 and March 31, 2024; issued, 47,686,685 shares at September 30, 2024 and 45,050,759 shares at March 31, 2024	11,922	11,263
Additional paid-in capital	855,177	796,945
Total distributable (loss) earnings	(75,841)	(52,532)
Total net assets	791,258	755,676
Total liabilities and net assets	$1,604,498	$1,556,758
Net asset value per share (47,686,685 shares outstanding at September 30, 2024 and 45,050,759 shares outstanding at March 31, 2024)	$16.59	$16.77

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Investment income:
Interest income:
Non-control/Non-affiliate investments	$38,621	$33,657	$76,557	$64,297
Affiliate investments	4,727	4,298	9,486	8,477
Control investments	350	—	642	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	1,835	963	4,308	1,877
Affiliate investments	563	563	1,141	1,305
Dividend income:
Non-control/Non-affiliate investments	572	287	2,939	786
Affiliate investments	—	31	51	91
Control investments	—	2,166	—	4,310
Fee income:
Non-control/Non-affiliate investments	954	349	2,918	1,294
Affiliate investments	584	360	918	517
Control investments	9	21	67	45
Other income	491	82	1,033	139
Total investment income	48,706	42,777	100,060	83,138
Operating expenses:
Compensation	1,990	2,333	5,456	4,843
Share-based compensation	1,538	1,236	2,762	2,199
Interest	12,587	10,481	25,034	20,162
Professional fees	1,095	989	2,452	1,944
General and administrative	1,482	1,327	3,056	2,576
Total operating expenses	18,692	16,366	38,760	31,724
Income before taxes	30,014	26,411	61,300	51,414
Federal income, excise and other taxes	325	(150)	542	449
Deferred taxes	(1,476)	(633)	734	(785)
Total income tax (benefit) provision	(1,151)	(783)	1,276	(336)
Net investment income	$31,165	$27,194	$60,024	$51,750
Realized (loss) gain
Non-control/Non-affiliate investments	$(10,289)	$210	$(9,485)	$(5,596)
Affiliate investments	—	152	167	(6,503)
Control investments	—	—	(260)	—
Income tax provision	—	28	—	(293)
Total net realized (loss) gain on investments, net of tax	(10,289)	390	(9,578)	(12,392)
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	(1,866)	(6,204)	(14,226)	(3,921)
Affiliate investments	3,669	(1,038)	(552)	8,131
Control investments	(8)	1,560	762	2,166
Income tax benefit (provision)	13	1,083	289	1,063
Total net unrealized appreciation (depreciation) on investments, net of tax	1,808	(4,599)	(13,727)	7,439
Net realized and unrealized (losses) gains on investments	(8,481)	(4,209)	(23,305)	(4,953)
Realized loss on extinguishment of debt	—	(361)	—	(361)
Net increase in net assets from operations	$22,684	$22,624	$36,719	$46,436

Pre-tax net investment income per share - basic and diluted	$0.64	$0.67	$1.32	$1.33
Net investment income per share – basic and diluted	$0.66	$0.69	$1.29	$1.34
Net increase in net assets from operations – basic and diluted	$0.48	$0.57	$0.79	$1.20
Weighted average shares outstanding – basic and diluted	47,242,863	39,698,396	46,458,435	38,653,879

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	24,556	24,556
Net realized loss on investments	—	—	—	—	—	(12,782)	(12,782)
Net unrealized appreciation on investments	—	—	—	—	—	12,038	12,038
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201
Issuance of common stock	1,100,000	275	—	—	22,218	—	22,493
Share-based compensation	—	—	—	—	1,236	—	1,236
Issuance of common stock under restricted stock plan, net of forfeitures	11,200	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(24,769)	(24,769)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	27,194	27,194
Net realized gain on investments and extinguishment of debt	—	—	—	—	—	29	29
Net unrealized depreciation on investments	—	—	—	—	—	(4,599)	(4,599)
Balances at September 30, 2023	39,951,118	$9,988	—	$—	$690,880	$(43,094)	$657,774

Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	1,498,981	375	—	—	37,403	—	37,778
Share-based compensation	—	—	—	—	1,224	—	1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89	—	—	(89)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)	—	—	(1,844)	—	(1,862)
Dividends to shareholders	—	—	—	—	—	(29,508)	(29,508)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	28,859	28,859
Net realized gain on investments	—	—	—	—	—	711	711
Net unrealized depreciation on investments	—	—	—	—	—	(15,535)	(15,535)
Balances at June 30, 2024	46,837,511	$11,709	—	$—	$833,627	$(68,005)	$777,331
Issuance of common stock	839,099	210	—	—	20,027	—	20,237
Share-based compensation	—	—	—	—	1,538	—	1,538
Issuance of common stock under restricted stock plan, net of forfeitures	10,075	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(30,520)	(30,520)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	31,165	31,165
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(10,289)	(10,289)
Net unrealized appreciation on investments	—	—	—	—	—	1,808	1,808
Balances at September 30, 2024	47,686,685	$11,922	—	$—	$855,177	$(75,841)	$791,258

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets from operations	$36,719	$46,436
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(194,049)	(206,011)
Proceeds from sales and repayments of debt investments in portfolio companies	153,053	54,791
Proceeds from sales and return of capital of equity investments in portfolio companies	—	3,402
Payment of accreted original issue discounts	1,753	525
Depreciation and amortization	2,598	1,941
Net pension benefit	(33)	(33)
Realized loss (gain) investments before income tax	9,624	12,236
Realized loss on extinguishment of debt	—	361
Net unrealized depreciation (appreciation) on investments before income tax	14,016	(6,376)
Accretion of discounts on investments	(3,091)	(2,620)
Payment-in-kind interest	(6,065)	(2,713)
Share-based compensation expense	2,762	2,199
Deferred income taxes	592	(1,758)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(7,585)	(6,083)
Decrease in escrow receivables	23	274
(Increase) decrease in tax receivable	(148)	32
Increase in other receivables	(863)	(88)
Decrease in other assets	590	460
Increase in taxes payable	518	307
Decrease in other liabilities	(3,120)	(1,699)
Net cash provided by (used in) operating activities	7,294	(104,417)
Cash flows from investing activities
Acquisition of fixed assets	(522)	(2)
Net cash used in investing activities	(522)	(2)
Cash flows from financing activities
Proceeds from common stock offering	58,036	67,390
Borrowings under credit facility	144,000	165,000
Repayments of credit facility	(131,000)	(150,000)
Debt issuance costs paid	(954)	(7,400)
Proceeds from issuance of SBA Debentures	—	9,756
Proceeds from issuance of August 2028 Notes	—	69,719
Dividends to shareholders	(60,028)	(47,685)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,862)	(926)
Net cash provided by (used in) financing activities	8,192	105,854
Net increase (decrease) in cash and cash equivalents	14,964	1,435
Cash and cash equivalents at beginning of period	32,273	21,585
Cash and cash equivalents at end of period	$47,237	$23,020
Supplemental cash flow disclosures:
Cash paid for income taxes	$115	$315
Cash paid for interest	22,546	16,412
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	$—	$(85)	$—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.78%	4/21/2023	4/21/2028	11,250	10,987	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.78%	4/21/2023	4/21/2028	11,250	10,990	11,250
						21,892	22,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/S, Current Coupon 10.49%	3/7/2024	10/2/2028	1,784	1,773	1,776
	First Lien	SOFR+5.75% (Floor 0.75%)/S, Current Coupon 10.79%	3/7/2024	10/2/2028	792	778	788
						2,551	2,564
Subtotal: Aerospace & Defense (3.17%)*						24,443	25,064
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	Revolving Loan[10]	SOFR+10.00% (Floor 2.00%)	4/15/2024	4/13/2029	—	(14)	—
	First Lien	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.33%	4/15/2024	4/13/2029	8,750	8,627	8,619
						8,613	8,619
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(11)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.59%	3/15/2021	3/13/2026	7,576	7,524	7,507
						7,513	7,507
Subtotal: Building & Infrastructure Products (2.04%)*						16,126	16,126
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+6.50% PIK (Floor 2.00%)/M, Current Coupon 11.45%	12/20/2022	12/31/2026	4,504	4,489	4,504
	First Lien - Term Loan B	SOFR+8.50% PIK (Floor 2.00%)/M, Current Coupon 13.45%	12/20/2022	12/31/2026	4,665	4,643	4,665
						9,132	9,169

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(28)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/26/2023	4/26/2028	9,000	8,859	9,000
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/26/2023	4/26/2028	9,000	8,861	9,000
						17,692	18,000
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(32)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.09%	12/15/2022	12/15/2027	7,099	6,998	6,957
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.09%	12/15/2022	12/15/2027	7,099	6,997	6,957
						13,963	13,914
INTEGRO PARENT, INC.[9,22]	First Lien	SOFR+12.25% PIK (Floor 1.00%)/Q, Current Coupon 16.85%	6/12/2024	5/8/2025	431	431	431
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(15)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.23%	12/8/2021	6/8/2026	5,850	5,800	5,850
						5,785	5,850
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	5/17/2022	5/17/2027	14,800	14,607	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.59%	11/19/2021	11/19/2026	1,333	1,246	1,253
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	1/16/2024	11/19/2026	14,479	14,239	13,610
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	1/16/2024	11/19/2026	14,479	14,245	13,610
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 13.59%	11/19/2021	11/19/2026	3,748	3,686	3,523
						33,416	31,996
Subtotal: Business Services (11.90%)*						95,026	94,160

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Commercial Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	9/19/2024	9/19/2029	—	(35)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.60%	9/19/2024	9/19/2029	10,004	9,805	9,805
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	9/19/2024	9/19/2029	—	(52)	—
						9,718	9,805
Subtotal: Commercial Services & Supplies (1.24%)*						9,718	9,805
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured Convertible Note	6.00% PIK	7/15/2020	12/31/2026	173	173	173
HEAT TRAK, LLC	First Lien - Term Loan A	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.48%	6/12/2023	6/9/2028	11,500	10,338	11,121
	First Lien - Term Loan B	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.48%	4/4/2024	12/31/2024	2,000	2,000	1,968
	First Lien - Term Loan C	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 15.45%	7/10/2024	11/29/2024	500	500	500
						12,838	13,589
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.84%	6/30/2021	12/31/2027	15,999	15,817	15,887
LASH OPCO, LLC	Revolving Loan	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 12.94%	12/29/2021	3/18/2026	844	837	802
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 12.94%	12/29/2021	3/18/2026	17,168	16,953	16,309
						17,790	17,111

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.58%[20]	2/21/2024	2/21/2029	6,200	6,077	6,088
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.83%	2/21/2024	2/21/2029	10,971	10,771	10,774
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.83%	2/21/2024	2/21/2029	10,971	10,771	10,774
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.83%	2/21/2024	2/21/2029	10,971	10,771	10,774
						38,390	38,410
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.55%	3/22/2024	3/21/2029	1,000	928	990
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.58%	3/22/2024	3/21/2029	15,175	14,896	15,023
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.58%	3/22/2024	3/21/2029	15,175	14,895	15,023
						30,719	31,036
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.89%	3/19/2024	8/9/2026	2,748	2,743	2,144
Subtotal: Consumer Products (14.96%)*						118,470	118,350
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	825	815	821
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	26,787	26,535	26,679
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						27,350	27,500
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(23)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	8/27/2021	8/27/2026	13,261	13,117	12,081
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	4/12/2023	8/27/2026	13,261	13,117	12,094
						26,211	24,175

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.50%)	7/26/2024	11/27/2028	—	(24)	—
	First Lien	SOFR+6.75% (Floor 1.50%)/M, Current Coupon 11.70%	7/26/2024	11/27/2028	12,889	12,608	12,608
	Delayed Draw Term Loan[10]	SOFR+6.75% (Floor 1.50%)	7/26/2024	11/27/2028	—	—	—
						12,584	12,608
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.45%	2/1/2024	6/29/2025	2,439	2,439	2,415
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	694	694	652
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	531
						3,698	3,598
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/20/2023	12/20/2028	—	(17)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	12/20/2023	12/20/2028	5,000	4,912	5,000
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.65%[20]	12/20/2023	12/20/2028	3,100	3,014	3,100
						7,909	8,100
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(89)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.33%	3/7/2024	3/7/2029	10,000	9,817	10,000
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(44)	—
						9,684	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+3.75%, 3.50% PIK (Floor 1.00%)/M, Current Coupon 12.46%	2/11/2022	12/31/2024	15,712	15,540	14,612
	Delayed Draw Term Loan - B	SOFR+3.75%, 3.50% PIK (Floor 1.00%)/M, Current Coupon 12.46%	2/11/2022	12/31/2024	3,939	3,897	3,663
						19,437	18,275
Subtotal: Consumer Services (13.18%)*						106,873	104,256

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 9.95%	2/22/2024	6/10/2028	2,316	2,292	2,316
						2,289	2,316
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 9.96%	3/4/2024	5/9/2026	5,416	5,396	5,253
RESEARCH NOW GROUP, INC.	First Lien[8]	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.88%	7/15/2024	10/15/2028	3,173	3,173	2,935
Subtotal: Data Processing & Outsourced Services (1.33%)*						10,858	10,504
Distribution
KMS, INC.	First Lien[15,16]	SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 14.50%	10/4/2021	10/2/2026	17,765	17,637	13,004
Subtotal: Distribution (1.64%)*						17,637	13,004
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,761
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(7)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	7/19/2021	7/20/2026	7,535	7,471	7,535
						7,464	7,535
Subtotal: Education (1.43%)*						16,967	11,296
Energy Services
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.59%	12/13/2018	12/14/2026	4,373	4,339	4,373
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.19%[20]	8/23/2022	8/19/2027	2,389	2,350	2,389
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.13%	8/23/2022	8/19/2027	7,583	7,488	7,583
						9,838	9,972
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.51%	2/29/2024	11/3/2027	1,539	1,537	1,538

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(36)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/9/2021	9/9/2026	12,451	12,337	12,451
						12,301	12,451
Subtotal: Energy Services (3.58%)*						28,015	28,334
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	1,694	1,694	1,694
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 11.76%	11/6/2023	11/6/2028	3,319	3,319	3,319
						5,013	5,013
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	3/2/2023	5/17/2029	—	(49)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q Current Coupon 11.09%	2/23/2024	5/17/2029	12,000	11,812	12,000
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.09%	2/23/2024	5/17/2029	12,000	11,812	12,000
	First Lien - Term Loan C	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 13.09%	2/23/2024	5/17/2029	12,000	11,810	12,000
						35,385	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	714
	First Lien	7.50%	12/31/2021	12/31/2025	5,065	5,065	4,959
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						11,002	10,590
Subtotal: Environmental Services (6.52%)*						51,400	51,603
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	SOFR+7.50% (Floor 2.00%)/M, Current Coupon 12.70%	8/6/2024	8/6/2029	25,000	24,635	24,635
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.83%	9/14/2023	9/14/2028	10,000	9,873	10,000

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.93%	12/23/2021	12/23/2026	11,875	11,757	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.93%	12/23/2021	12/23/2026	11,875	11,756	8,906
						23,513	20,781
NINJATRADER, INC.	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	12/18/2019	12/18/2026	—	(2)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.98%	12/18/2019	12/18/2026	34,264	33,915	34,264
						33,913	34,264
Subtotal: Financial Services (11.33%)*						91,934	89,680
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+9.75% PIK (Floor 1.00%)/Q, Current Coupon 15.23%	3/11/2022	4/10/2026	12,944	12,903	10,692
	First Lien - Term Loan B16	SOFR+11.75% PIK (Floor 1.00%)/Q, Current Coupon 17.23%	3/11/2022	4/10/2026	12,106	12,057	6,937
						24,960	17,629
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/M, Current Coupon 11.22%[20]	6/21/2024	12/31/2026	14,197	13,992	14,197
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/M, Current Coupon 12.22%[20]	6/21/2024	12/31/2026	14,197	13,941	14,197
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.22%[20]	6/21/2024	12/31/2026	14,197	13,942	14,197
						41,875	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.08%[20]	9/30/2022	9/29/2028	707	693	640
	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.95%	9/30/2022	9/29/2028	3,588	3,535	3,247
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.45%	9/30/2022	9/29/2028	299	285	270
						4,513	4,157

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 10.62%	3/6/2024	3/25/2027	2,040	2,007	1,714
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.37%[20]	11/30/2023	11/30/2028	3,250	3,172	3,250
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.31%	11/30/2023	11/30/2028	10,696	10,464	10,461
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.31%	11/30/2023	11/30/2028	10,696	10,462	10,461
	Delayed Draw Term Loan	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.33%[20]	11/30/2023	11/30/2028	2,868	2,802	2,868
						26,900	27,040
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(37)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	8/10/2021	8/10/2026	21,800	21,577	20,710
						21,540	20,710
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	12/21/2022	12/21/2027	1,000	948	1,000
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	13,000	12,814	13,000
						13,762	14,000
Subtotal: Food, Agriculture & Beverage (16.16%)*						135,557	127,841
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 12.33%	5/22/2020	5/22/2025	1,200	1,176	1,200
	First Lien	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 11.94%[20]	5/22/2020	5/22/2025	16,290	16,180	16,290
	Delayed Draw Capex Term Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 12.33%	5/22/2020	5/22/2025	101	97	101
						17,453	17,591
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.33%	2/15/2024	2/15/2029	6,000	5,891	5,808

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(29)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%	6/7/2023	6/7/2028	4,350	4,281	4,350
						4,252	4,350
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.74%	3/21/2019	3/19/2027	17,882	17,815	16,898
Subtotal: Healthcare Equipment & Supplies (5.64%)*						45,411	44,647
Healthcare Products
ISAGENIX INTERNATIONAL, LLC	First Lien	2.50%, SOFR+4.10% PIK (Floor 1.00%)/Q, Current Coupon 11.89%	3/6/2024	4/14/2028	757	757	208
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(20)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 12.01%	6/6/2022	6/7/2027	21,846	21,581	21,147
						21,561	21,147
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(19)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 10.95%	4/4/2022	4/3/2028	9,365	9,246	9,365
						9,227	9,365
Subtotal: Healthcare Products (3.88%)*						31,545	30,720
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	15,745	15,745	15,587
	Delayed Draw Term Loan	18.00% PIK	1/31/2023	6/25/2025	474	472	469
						16,217	16,056
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(27)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.07%[20]	2/10/2023	2/10/2028	10,500	10,374	10,500
						10,347	10,500

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(32)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	10/31/2023	10/31/2028	5,500	5,405	5,390
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	10/31/2023	10/31/2028	5,500	5,405	5,390
						10,778	10,780
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.43%	9/6/2023	9/6/2028	20,000	19,659	20,000
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.00%[20]	6/20/2024	9/6/2028	6,000	5,800	6,000
						25,459	26,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.03%[20]	4/3/2023	4/3/2028	719	705	645
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.27%	4/3/2023	4/3/2028	7,935	7,774	7,118
						8,479	7,763
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(16)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	9/29/2023	9/29/2028	7,500	7,373	7,140
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	9/29/2023	9/29/2028	7,500	7,372	7,148
						14,729	14,288

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%	5/14/2021	5/14/2026	4,000	3,964	4,000
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.98%	3/21/2023	5/14/2026	7,407	7,354	7,393
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.98%	3/21/2023	5/14/2026	7,407	7,354	7,407
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.48%	3/21/2023	5/14/2026	5,136	5,059	5,136
	First Lien - Term Loan D	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%	10/27/2023	5/14/2026	12,943	12,724	12,943
						36,455	36,879
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/10/2025	—	(6)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	11/9/2018	11/10/2025	14,833	14,830	14,833
						14,824	14,833
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.98%	9/6/2022	6/11/2026	22,296	22,265	17,837
TALKNY MANAGEMENT HOLDINGS, LLC[6]	First Lien	SOFR+7.00% (Floor 3.00%)/Q, Current Coupon 12.33%	6/14/2024	6/14/2029	7,500	7,392	7,388
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.55%[20]	8/18/2022	8/18/2027	700	671	690
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	8/18/2022	8/18/2027	11,860	11,684	11,694
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	7/14/2023	8/18/2027	11,860	11,684	11,694
						24,039	24,078
Subtotal: Healthcare Services (23.56%)*						190,984	186,402

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.82%	1/3/2023	9/30/2026	6,500	6,423	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.82%	1/3/2023	9/30/2026	6,500	6,424	6,500
						12,847	13,000
SUREKAP, LLC	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 10.22%[20]	6/24/2024	6/25/2029	11,914	11,799	11,914
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 12.22%[20]	6/24/2024	6/25/2029	11,914	11,799	11,914
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	6/24/2024	6/25/2029	—	—	—
						23,598	23,828
SYSTEC CORPORATION	Revolving Loan	SOFR+ 8.00% (Floor 1.00%)/Q, Current Coupon 13.48%[20]	8/13/2021	8/13/2025	2,000	1,991	1,992
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	8/13/2021	8/13/2025	8,440	8,398	8,406
						10,389	10,398
Subtotal: Industrial Machinery (5.97%)*						46,834	47,226
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	7/7/2023	7/7/2028	—	(45)	—
	First Lien - Term Loan A	SOFR+5.75% (Floor 2.00%)/Q, Current Coupon 11.23%	7/7/2023	7/7/2028	5,100	5,018	5,100
	First Lien - Term Loan B	SOFR+7.75% (Floor 2.00%)/Q, Current Coupon 13.23%	7/7/2023	7/7/2028	5,100	5,017	5,100
	Delayed Draw Term Loan	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 12.23%	7/7/2023	7/7/2028	3,000	2,947	3,000
						12,937	13,200
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(40)	—
	First Lien[19]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%	1/30/2023	1/31/2028	5,935	5,845	5,935
						5,805	5,935

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LLFLEX, LLC	First Lien[15]	SOFR+5.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 13.48%	8/16/2021	8/14/2026	9,986	9,876	7,859
Subtotal: Industrial Products (3.41%)*						28,618	26,994
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 10.97%[20]	2/9/2024	2/1/2029	661	642	661
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.35%	2/9/2024	2/1/2029	9,676	9,501	9,676
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	2/9/2024	2/1/2029	—	(10)	—
						10,133	10,337
UPS INTERMEDIATE, LLC	First Lien[15]	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.51%	7/31/2024	7/27/2029	9,975	9,780	9,780
Subtotal: Industrial Services (2.54%)*						19,913	20,117
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.25%	6/16/2022	6/16/2027	3,346	3,317	3,011
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.25%	6/16/2022	6/16/2027	24,360	24,142	21,923
						27,459	24,934
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.04% (Floor 1.00%)/Q, Current Coupon 13.52%[20]	12/1/2020	12/1/2025	19,749	19,547	19,749
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(28)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	5/1/2023	5/1/2028	8,910	8,772	8,740
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	5/1/2023	5/1/2028	8,910	8,770	8,731
						17,514	17,471

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(31)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	6,848	6,754	6,848
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	6,848	6,754	6,848
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	1,821	1,780	1,821
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						15,642	15,902
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(25)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 10.33%	12/1/2023	12/1/2028	5,000	4,935	4,865
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 12.33%	12/1/2023	12/1/2028	5,000	4,934	4,865
						9,844	9,730
Subtotal: Media & Marketing (11.09%)*						90,006	87,786
Movies & Entertainment
CRAFTY APES, LLC	First Lien[8,16]	SOFR+9.25% PIK (Floor 1.00%)/M, Current Coupon 14.10%	6/9/2021	10/31/2025	17,358	17,300	11,734
Subtotal: Movies & Entertainment (1.48%)*						17,300	11,734
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(21)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.30%	11/28/2023	11/20/2026	4,848	4,816	4,790
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 14.30%	11/28/2023	11/20/2026	4,848	4,816	4,901
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.30%	11/28/2023	11/20/2026	4,963	4,887	4,963
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.30%	3/16/2018	11/20/2026	4,247	4,207	4,247
						18,705	18,901

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.79%	7/1/2022	7/1/2027	7,560	7,560	1,134
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (2.53%)*						26,265	20,035
Restaurants
ONE GROUP, LLC	First Lien	SOFR+8.25% (Floor 1.00%)/M, Current Coupon 13.21%	2/22/2024	10/29/2026	9,782	9,703	9,694
	Delayed Draw Term Loan[10]	SOFR+8.25% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,703	9,694
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(24)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	9/27/2023	9/27/2028	8,000	7,865	7,808
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.83%	9/27/2023	9/27/2028	8,000	7,864	7,808
						15,705	15,616
Subtotal: Restaurants (3.20%)*						25,408	25,310
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	11/25/2022	11/26/2027	—	(25)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	11/25/2022	11/26/2027	12,500	12,289	12,475
						12,264	12,475
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.87%	1/7/2022	12/22/2026	615	612	615
	First Lien	SOFR+0.00%, 8.00% PIK (Floor 1.00%)/Q, Current Coupon 12.87%	1/7/2022	12/22/2026	7,817	7,778	7,817
						8,390	8,432
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 10.16%	3/4/2024	7/2/2026	4,717	4,660	4,622

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(1)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	11/1/2019	11/1/2024	1,000	1,000	1,000
						999	1,000
INFOGAIN CORPORATION	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.70%	5/24/2024	7/28/2028	3,692	3,658	3,692
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(16)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	10/1/2021	10/1/2026	3,816	3,781	3,816
						3,765	3,816
ZENFOLIO INC.	Revolving Loan[10]	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.47%	7/17/2017	12/31/2026	2,000	1,980	2,000
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.47%	7/17/2017	12/31/2026	19,745	19,604	19,745
						21,584	21,745
Subtotal: Software & IT Services (7.05%)*						55,320	55,782
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	1/18/2022	1/18/2027	951	928	951
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.00%)/Q, Current Coupon 10.59%	1/18/2022	1/18/2027	9,250	9,157	9,250
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	1/18/2022	1/18/2027	9,250	9,154	9,250
						19,239	19,451
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.10%[20]	10/15/2021	10/15/2026	1,500	1,468	1,500
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	10/15/2021	10/15/2026	14,900	14,758	14,900
						16,226	16,400
Subtotal: Specialty Retail (4.53%)*						35,465	35,851

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.46%	3/12/2024	12/29/2027	3,450	3,417	2,829
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.98%	9/30/2020	9/30/2025	5,625	5,605	5,541
	Unsecured convertible note[9,13]	12.00%	2/7/2022	3/31/2026	75	75	75
						5,680	5,616
Subtotal: Technology Products & Components (1.07%)*						9,097	8,445
Telecommunications
BROAD SKY NETWORKS LLC	Unsecured convertible note[9,10,13]	20.00% PIK	4/19/2024	12/13/2028	59	59	59
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 12.75%	3/11/2024	12/22/2024	3,555	3,554	2,641
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.59%	12/6/2021	12/7/2026	12,957	12,829	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.59%	12/6/2021	12/7/2026	2,927	2,897	2,195
						15,726	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.25% PIK (Floor 1.00%)/Q, Current Coupon 12.42%	3/19/2024	5/2/2026	2,470	2,470	988
	Third Lien	—	3/18/2024	5/2/2027	230	230	58
						2,700	1,046
Subtotal: Telecommunications (2.18%)*						22,039	17,279
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.95%	11/9/2021	8/26/2026	6,250	6,221	5,312
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.48%	2/10/2023	2/10/2028	9,657	9,465	9,175

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan	SOFR+9.00%, 1.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	3,525	3,464	3,525
	First Lien - Term Loan	SOFR+8.00%, 1.00% PIK (Floor 2.00%)/Q, Current Coupon 14.48%	6/21/2023	6/21/2027	13,277	11,643	13,277
	First Lien - Term B Loan	SOFR+10.00%, 1.00% PIK (Floor 2.00%)/Q, Current Coupon 16.48%	6/21/2023	6/21/2027	13,277	11,625	13,277
	Delayed Draw Term Loan - A	SOFR+8.00%, 1.00% PIK (Floor 2.00%)/Q, Current Coupon 14.42%[20]	6/21/2023	6/21/2027	1,484	1,463	1,484
	Delayed Draw Term Loan - B	SOFR+10.00%, 1.00% PIK (Floor 2.00%)/Q, Current Coupon 16.42%[20]	6/21/2023	6/21/2027	1,484	1,456	1,484
						29,651	33,047
LAB LOGISTICS, LLC	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.20%	9/17/2024	12/31/2025	239	239	239
	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.20%	2/22/2024	12/31/2025	7,917	7,915	7,917
Subtotal: Transportation & Logistics (7.04%)*						53,491	55,690
Total: Debt Investments (173.65%)*						$1,420,720	$1,374,041

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Equity Investments
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	27,000 Class A Units[9,13]		4/15/2024	—	—	—	757
Subtotal: Building & Infrastructure Products (0.10%)*						—	757
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	—	250	317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,366
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,810
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	369
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	363
						1,423	2,542
Subtotal: Business Services (0.66%)*						5,641	5,225
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250 Class A Units[9,13]		9/19/2024	—	—	725	725
Subtotal: Commercial Services & Supplies (0.09%)*						725	725
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	1,275
HEAT TRAK, LLC	Warrants (Expiration - July 10, 2034)[9,13]		6/12/2023	—	—	1,242	477
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,11,13]		4/30/2021	—	—	603	675
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	1,349
						636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,018,821.50 Preferred Units[9,13]		3/22/2024	—	—	1,019	1,019
Subtotal: Consumer Products (0.61%)*						5,397	4,795
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,319

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	732
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	—
	169,584.62 Class A-1 Units[9,13]		5/30/2024	—	—	88	—
						1,088	732
CAMPANY ROOF MAINTENANCE, LLC	2,500 Class A Units[9,13]		7/26/2024	—	—	250	250
LIFT BRANDS, INC.	1,051 shares of common stock		4/2/2024	—	—	749	263
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,180
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	500
Subtotal: Consumer Services (0.79%)*						4,931	6,244
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC	64,634 shares of common stock		7/15/2024	—	—	1,062	1,062
	Warrants (Expiration - July 15, 2029)		7/15/2024	—	—	—	—
						1,062	1,062
Subtotal: Data Processing & Outsourced Services (0.13%)*						1,062	1,062
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598
Education
STUDENT RESOURCE CENTER LLC[6]	355,555.56 Senior Preferred Units		9/11/2024	—	—	356	—
	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						6,201	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,170
Subtotal: Education (0.27%)*						7,201	2,170
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	4
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	2,411
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	2,415
ISLAND PUMP AND TANK, LLC	1,326,389.30 Preferred units[9,13]		3/2/2023	—	—	1,451	2,868

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.67%)*						4,721	5,283
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,13]		3/17/2022	—	—	2,000	914
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	16,268
Subtotal: Financial Services (2.17%)*						4,000	17,182
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,11,13]		6/1/2021	—	—	750	2,097
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	200
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	100
						1,500	300
Subtotal: Food, Agriculture & Beverage (0.43%)*						6,250	3,397
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	2,141
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	860
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,728
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	439
Subtotal: Healthcare Equipment & Supplies (0.65%)*						4,474	5,168
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.	617,803 shares of common stock		12/11/2020	—	—	2,944	—
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,584	—
						5,528	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	234
CAVALIER BUYER, INC.	871,972.67 Preferred Units[9,13]		2/10/2023	—	—	929	1,017
	871,972.67 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						929	1,017

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	783

DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	131,085.34 Preferred units[9,13]		4/3/2023	—	—	366	160
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	742
OPCO BORROWER, LLC	1,111.11 shares of common stock[11]		4/26/2024	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	831
	1,100 Class A-1 Units		9/26/2022	—	—	66	206
	16,084 Class A Units		11/9/2018	—	—	1,517	1,078
						1,785	2,115
SPECTRUM OF HOPE, LLC	1,145,229 Common units[9,13]		2/17/2023	—	—	1,145	—
TALKNY MANAGEMENT HOLDINGS, LLC[6]	1,500,000 Class A-1 Preferred Units[9,13]		6/14/2024	—	—	1,500	1,500
Subtotal: Healthcare Services (0.96%)*						14,486	7,557
Industrial Machinery
SUREKAP, LLC	413,223.14 Common units[9,13]		6/24/2024	—	—	500	698
Subtotal: Industrial Machinery (0.09%)*						500	698
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,300
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	1,708
						1,127	3,008
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,334
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	9,805
Subtotal: Industrial Products (1.91%)*						3,627	15,147
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,646
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	28
						1,000	1,674
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	620
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	—
						1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC	11,008.6744 Class A common units[9,13]		6/8/2022	—	—	1,313	1,588
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	—
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	10,119
Subtotal: Media & Marketing (2.27%)*						8,923	17,929
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84 units of Class A common stock[9,11,13]		11/15/2017	—	—	1,753	6,809
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.86%)*						7,991	6,809
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	552
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,247
Subtotal: Software & IT Services (0.73%)*						5,125	5,801
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,634
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	712
						1,500	2,346
Subtotal: Specialty Retail (0.45%)*						2,500	3,566
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,13]		1/4/2021	—	—	2,892	3,761
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	794
Subtotal: Technology Products & Components (0.58%)*						4,097	4,555

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
September 30, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,493
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	100
	93,790 Series D Preferred units[9,13]		4/19/2024	—	—	119	193
						1,340	1,786
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.23%)*						1,340	1,786
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,584
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	43
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	24
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	24
						1,624	1,675
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	6,234
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	5,805
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	4,035
						5,829	16,074
Subtotal: Transportation & Logistics (2.24%)*						7,453	17,749
Total: Equity Investments (16.99%)*						$101,944	$134,466

Total: Investments (190.65%)*						$1,522,664	$1,508,507

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
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at September 30, 2024. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26161%.
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
5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At September 30, 2024, the Company held $1,297.3 million of non-control/non-affiliate investments, which represented approximately 86.0% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 163.9%.
6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2024, the Company held $201.9 million of affiliate investments, which represented approximately 13.4% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 25.5%.
7.Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At September 30, 2024, the Company held $9.4 million of control investments, which represented approximately 0.6% of the Company's investment assets. The fair value of these investments as a percent of net assets is 1.2%.
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, approximately 10.6% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of September 30, 2024. Refer to Note 10 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of September 30, 2024, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $96.0 million; cumulative gross unrealized depreciation for federal income tax purposes was $125.6 million. Cumulative net unrealized depreciation was $29.6 million, based on a tax cost of $1,538.1 million.
13.Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of September 30, 2024, represented 190.6% of the Company's net assets or 94.0% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of September 30, 2024, meaning the Company has ceased to recognize interest income on the investment.
17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted average rate for borrowings under the facility as of September 30, 2024.

21.Unless otherwise noted, all portfolio company headquarters are based in the United States.
22.Portfolio company headquarters are located outside of the United States.
As of September 30, 2024, there were no investments that represented greater than 5% of our total assets.

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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our core business is to target senior debt investments and equity investments in lower middle market (“LMM”) companies. Our target companies typically have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) generally between $3.0 million and $25.0 million, and our investments generally range in size from $5.0 million to $50.0 million. We make available significant managerial assistance to the companies in which we invest as we believe that providing managerial assistance to an investee company is critical to its business development activities.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2024 and 2023. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of September 30, 2024, the Company had 89.4% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2024, the Company satisfied all RIC requirements and had 10.8% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At September 30, 2024 and March 31, 2024, cash held in money market funds amounted to $42.4 million and $18.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2024 and March 31, 2024, cash balances totaling $45.7 million and $30.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

Segment Information We operate and manage our business in a singular segment. As an investment company, we invest in portfolio companies in various industries and geographic areas as discussed in Note 3 - Investments.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2024, investments on non-accrual status represented approximately 3.5% of our total investment portfolio at fair value and approximately 5.4% at cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio at fair value and approximately 3.9% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2024 and March 31, 2024, we have not written off any accrued and uncollected PIK interest from prior periods. For the three months ended September 30, 2024, we had one investment for which we stopped accruing PIK interest. For the six months ended September 30, 2024, we had five investments for which we stopped accruing PIK interest. For the year ended March 31, 2024, we had five investments for which we stopped accruing PIK interest. For the three months ended September 30, 2024 and 2023, approximately 4.9% and 3.6%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the six months ended September 30, 2024 and 2023, approximately 5.5% and 3.8%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Fee income, generally collected in advance, includes fees for administration and valuation services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees, arranger fees and amendment fees, as fee income when earned. In addition, the Company also may be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan.

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

Deferred Offering Costs Deferred offering costs include registration expenses related to our shelf registration statement and expenses related to the launch of the "at-the-market" program through which we can sell, from time to time, shares of our common stock (the "Equity ATM Program"). These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. These expenses are included in "Other assets" on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense.

Realized Losses on Extinguishment of Debt Upon the repayment of debt obligations that are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs is recognized as a loss (i.e., the unamortized debt issuance costs and any "make-whole" premium payment) are recognized as a loss upon extinguishment of the underlying debt obligation).

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 11 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and six ended September 30, 2024 and 2023.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2024:
First lien loans[1,2]	$1,345,389	89.2%	170.0%	$1,390,973	91.3%
Second lien loans[2]	27,372	1.8	3.4	28,261	1.9
Subordinated debt[3]	1,280	0.1	0.2	1,486	0.1
Preferred equity	74,552	4.9	9.4	60,266	4.0
Common equity & warrants	59,914	4.0	7.6	41,678	2.7
	$1,508,507	100.0%	190.6%	$1,522,664	100.0%

March 31, 2024:
First lien loans[1,2]	$1,309,449	88.7%	173.3%	$1,340,555	90.8%
Second lien loans[2]	33,774	2.3	4.5	41,654	2.8
Subordinated debt[3]	1,336	0.1	0.2	1,007	0.1
Preferred equity	71,127	4.8	9.4	56,708	3.8
Common equity & warrants	60,875	4.1	8.0	36,779	2.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2024 and March 31, 2024, the fair value of the first lien last out loans are $34.4 million and $35.3 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2024 and March 31, 2024, the fair value of the split lien term loans included in first lien loans was $49.2 million and $43.7 million, respectively. As of September 30, 2024 and March 31, 2024, the fair value of the split lien term loans included in second lien loans was $20.3 million and $20.7 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.3 million and $0.4 million as of September 30, 2024 and March 31, 2024, respectively.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2024:
Healthcare Services	$193,959	12.9%	24.5%	$205,470	13.5%
Food, Agriculture & Beverage	131,238	8.7	16.6	141,807	9.3
Consumer Products	123,145	8.2	15.5	123,867	8.1
Consumer Services	110,500	7.3	14.0	111,804	7.4
Financial Services	106,862	7.0	13.5	95,934	6.3
Media & Marketing	105,715	7.0	13.4	98,929	6.5
Business Services	99,385	6.6	12.5	100,667	6.6
Transportation & Logistics	73,439	4.9	9.3	60,944	4.0
Software & IT Services	61,583	4.1	7.8	60,445	4.0
Environmental Services	56,886	3.7	7.2	56,121	3.7
Healthcare Equipment & Supplies	49,815	3.3	6.3	49,885	3.3
Industrial Machinery	47,924	3.2	6.1	47,334	3.1
Industrial Products	42,141	2.8	5.3	32,245	2.1
Specialty Retail	39,417	2.6	5.0	37,965	2.5
Healthcare Products	30,983	2.1	3.9	32,145	2.1
Energy Services	28,334	1.8	3.6	28,015	1.8
Pharmaceuticals, Biotechnology & Life Sciences	26,844	1.7	3.4	34,256	2.2
Restaurants	25,310	1.7	3.2	25,408	1.7
Aerospace & Defense	25,064	1.7	3.2	24,443	1.6
Industrial Services	20,117	1.3	2.5	19,913	1.3
Telecommunications	19,065	1.3	2.4	23,379	1.5
Building & Infrastructure Products	16,883	1.1	2.1	16,126	1.1
Distribution	13,602	0.9	1.7	18,537	1.2
Education	13,466	0.9	1.7	24,168	1.6
Technology Products & Components	13,000	0.9	1.6	13,194	0.9
Movies & Entertainment	11,734	0.8	1.5	17,300	1.1
Data Processing & Outsourced Services	11,566	0.8	1.5	11,920	0.8
Commercial Services & Supplies	10,530	0.7	1.3	10,443	0.7
	$1,508,507	100.0%	190.6%	$1,522,664	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Healthcare Services	$188,373	12.8%	24.9%	$190,674	12.9%
Media & Marketing	153,302	10.4	20.3	147,859	10.0
Consumer Products	113,634	7.7	15.0	114,347	7.7
Business Services	104,936	7.1	13.9	105,854	7.1
Consumer Services	96,116	6.5	12.7	94,046	6.4
Food, Agriculture & Beverage	93,384	6.3	12.4	103,371	7.0
Financial Services	82,727	5.6	10.9	73,945	5.0
Transportation & Logistics	65,571	4.4	8.7	58,090	3.9
Industrial Products	61,324	4.2	8.1	50,276	3.4
Software & IT Services	59,409	4.0	7.9	57,702	3.9
Environmental Services	56,807	3.8	7.5	55,572	3.8
Specialty Retail	44,557	3.0	5.9	42,855	2.9
Healthcare Equipment & Supplies	41,377	2.8	5.5	40,928	2.8
Healthcare Products	31,942	2.2	4.2	32,978	2.2
Pharmaceuticals, Biotechnology & Life Sciences	29,308	2.0	3.9	34,304	2.3
Energy Services	27,488	1.9	3.6	27,131	1.8
Aerospace & Defense	26,715	1.8	3.5	25,995	1.8
Restaurants	25,556	1.7	3.4	25,553	1.7
Telecommunications	23,995	1.6	3.2	28,313	2.0
Industrial Machinery	23,356	1.6	3.1	23,174	1.6
Industrial Services	22,648	1.5	3.0	22,491	1.5
Technology Products & Components	18,969	1.3	2.5	13,277	0.9
Distribution	16,490	1.1	2.2	18,620	1.3
Data Processing & Outsourced Services	16,176	1.1	2.1	25,426	1.7
Movies & Entertainment	15,778	1.1	2.1	16,576	1.1
Education	14,627	1.0	1.9	25,481	1.7
Specialty Chemicals	14,269	1.0	1.9	14,222	1.0
Building & Infrastructure Products	7,727	0.5	1.0	7,643	0.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2024:
Northeast	$361,935	24.0%	45.7%	$349,600	23.0%
West	317,125	21.0	40.1	318,731	20.9
Southeast	289,067	19.2	36.5	305,222	20.0
Midwest	246,835	16.4	31.2	253,767	16.7
Southwest	242,016	16.0	30.6	247,201	16.2
International	51,529	3.4	6.5	48,143	3.2
	$1,508,507	100.0%	190.6%	$1,522,664	100.0%

March 31, 2024:
Northeast	$381,897	25.9%	50.5%	$370,566	25.1%
West	325,666	22.1	43.1	322,616	21.8
Southwest	247,526	16.7	32.8	259,991	17.6
Midwest	241,828	16.4	32.0	243,971	16.5
Southeast	231,842	15.7	30.7	233,042	15.8
International	47,802	3.2	6.3	46,517	3.2
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

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
As of September 30, 2024 and March 31, 2024, 100% of the CSWC investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2024 and March 31, 2024 (in thousands):

		Fair Value Measurements
		at September 30, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,345,389	$—	$—	$1,345,389
Second lien loans	27,372	—	—	27,372
Subordinated debt	1,280	—	—	1,280
Preferred equity	74,552	—	—	74,552
Common equity & warrants	59,914	—	—	59,914
Total Investments	$1,508,507	$—	$—	$1,508,507

		Fair Value Measurements
		at March 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,309,449	$—	$—	$1,309,449
Second lien loans	33,774	—	—	33,774
Subordinated debt	1,336	—	—	1,336
Preferred equity	71,127	—	—	71,127
Common equity & warrants	60,875	—	—	60,875
Total Investments	$1,476,561	$—	$—	$1,476,561

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2024 and March 31, 2024. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,284,492	Discount Rate	5.5% - 50.4%	13.6%
			Third Party Broker Quote	27.5 - 99.9	92.4
	Market Approach	59,763	Cost	97.8 - 98.5	98.2
			Exit Value	92.5 - 92.5	92.5
	Enterprise Value Waterfall Approach	1,134	EBITDA Multiple	9.0x - 9.0x	9.0x
			Discount Rate	45.0% - 45.0%	45.0%
Second lien loans	Income Approach	27,372	Discount Rate	9.2% - 28.5%	11.9%
Subordinated debt	Income Approach	588	Discount Rate	19.3% - 19.3%	19.3%
			Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	134	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.9x - 7.6x	6.4x
			Discount Rate	12.8% - 16.9%	14.1%
Preferred equity	Enterprise Value Waterfall Approach	73,577	EBITDA Multiple	4.3x - 17.0x	9.1x
			Discount Rate	11.1% - 45.0%	14.6%
	Market Approach	975	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	59,914	EBITDA Multiple	4.2x - 16.9x	8.1x
			Discount Rate	10.9% - 24.6%	15.2%
Total Level 3 Investments		$1,508,507

		Fair Value at	Significant
	Valuation	March 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,211,447	Discount Rate	5.5% - 43.8%	13.4%
			Third Party Broker Quote	38.3 - 100.0	92.4
	Market Approach	98,002	Cost	98.0 - 99.0	98.1
Second lien loans	Income Approach	33,774	Discount Rate	13.4% - 33.3%	15.6%
			Third Party Broker Quote	28.0 - 28.0	28.0
Subordinated debt	Income Approach	568	Discount Rate	18.7% - 18.7%	18.7%
			Third Party Broker Quote	23.3 - 23.3	23.3
	Market Approach	210	Cost	94.0 - 100.0	96.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.7x - 7.9x	6.4x
			Discount Rate	13.2% - 18.6%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	68,877	EBITDA Multiple	4.3x - 17.0x	9.9x
			Discount Rate	10.3% - 38.0%	16.7%
	Market Approach	2,250	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	60,375	EBITDA Multiple	4.7x - 15.6x	8.6x
			Discount Rate	10.3% - 30.2%	16%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,476,561

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and six ended September 30, 2024 and 2023, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2024 and 2023 (in thousands):

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments[1,2]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(14,912)	$196,254	$(128,801)	$5,984	$(22,585)	$—	$1,345,389	$(15,970)
Second lien loans	33,774	(1,986)	(4)	(3,420)	70	—	(1,062)	27,372	(106)
Subordinated debt	1,336	29	57	—	11	—	(153)	1,280	21
Preferred equity	71,127	(132)	3,557	—	—	—	—	74,552	(132)
Common equity & warrants	60,875	(5,861)	3,685	—	—	—	1,215	59,914	(5,062)
Total Investments	$1,476,561	$(22,862)	$203,549	$(132,221)	$6,065	$(22,585)	$—	$1,508,507	$(21,249)

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[3]	Fair Value September 30, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(5,395)	$200,986	$(40,307)	$2,678	$(13,875)	$(3,791)	$1,141,280	$(5,740)
Second lien loans	35,820	2,184	126	(1,114)	18	—	—	37,034	2,181
Subordinated debt	791	(28)	—	(20)	17	—	—	760	(28)
Preferred equity	63,393	(1,345)	4,392	—	—	—	—	66,440	(1,345)
Common equity & warrants	54,144	(3,030)	3,127	—	—	(3,402)	3,791	54,630	(3,217)
Total Investments	$1,155,132	$(7,614)	$208,631	$(41,441)	$2,713	$(17,277)	$—	$1,300,144	$(8,149)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"). See Note 11 - Related Party Transactions for more information.
3Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2024, the Company’s asset coverage was 224%.

The Company had the following borrowings outstanding as of September 30, 2024 and March 31, 2024 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value	Estimated Fair Value(2)
September 30, 2024
SBA Debentures	$153,000	$(3,936)	$149,064	$148,977
Corporate Credit Facility	200,000	—	200,000	200,000
SPV Credit Facility	78,000	—	78,000	78,000
January 2026 Notes	140,000	(443)	139,557	122,895
October 2026 Notes	150,000	(1,538)	148,462	132,784
August 2028 Notes	71,875	(1,927)	69,948	74,376
	$792,875	$(7,844)	$785,031	$757,032

March 31, 2024
SBA Debentures	$153,000	$(4,305)	$148,695	$141,638
Corporate Credit Facility	265,000	—	265,000	265,000
SPV Credit Facility	—	—	—	—
January 2026 Notes	140,000	(612)	139,388	118,249
October 2026 Notes	150,000	(1,923)	148,077	127,150
August 2028 Notes	71,875	(2,182)	69,693	74,261
	$779,875	$(9,022)	$770,853	$726,298
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
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

Credit Facilities

As of September 30, 2024, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three and six months ended September 30, 2024, the weighted average interest rate on the Credit Facilities was 7.77% and 7.78%, respectively, and the average debt outstanding under the Credit Facilities was $237.5 million and $237.2 million, respectively.

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

On September 12, 2024, the Company entered into an Incremental Commitment and Assumption Agreement that increased the total commitments under the accordion feature of the Credit Agreement by $25 million, which increased total commitments from $460 million to $485 million. The $25 million increase was provided by one new lender, bringing the total bank syndicate to 11 participants.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held in SBIC I and SPV). As of September 30, 2024, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by SBIC I and SPV. As of September 30, 2024 and 2023, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense and unused commitment fees	$3,689	$3,901	$7,776	$8,520
Amortization of deferred financing costs	558	444	1,107	740
Total interest and amortization of deferred financing costs	$4,247	$4,345	$8,883	$9,260

Weighted average effective interest rate	7.74%	7.70%	7.75%	7.52%
Average borrowings	$166,685	$185,054	$178,579	$106,120

SPV Credit Facility

On March 20, 2024, SPV entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility included an initial commitment of $150.0 million. Pursuant to the terms of the Loan Agreement, on June 20, 2024, total commitments automatically increased from $150.0 million to $200.0 million. The SPV Credit Facility also includes an accordion feature that allows increases up to $400 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the SPV Credit Facility bear interest at three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, SPV also pays a utilization fee based on the amount of borrowings utilized. The SPV Credit Facility matures on March 20, 2029.

The Loan Agreement contains customary terms and conditions, including affirmative and negative covenants. The Loan Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

The SPV Credit Facility is secured by all of the assets of SPV. As of September 30, 2024, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense and unused commitment fees	$1,704	$—	$2,920	$—
Amortization of deferred financing costs	114	—	204	—
Total interest and amortization of deferred financing costs	$1,818	$—	$3,124	$—

Weighted average effective interest rate	7.85%	—%	7.87%	—%
Average borrowings	$70,826	$—	$58,617	$—

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,575	$1,575	$3,150	$3,150
Amortization of deferred financing costs	84	84	168	168
Total interest and amortization of deferred financing costs	$1,659	$1,659	$3,318	$3,318

Weighted average effective interest rate	4.46%	4.46%	4.46%	4.46%
Average borrowings	$140,000	$140,000	$140,000	$140,000

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,266	$1,266	$2,531	$2,531
Amortization of deferred financing costs	192	185	385	370
Total interest and amortization of deferred financing costs	$1,458	$1,451	$2,916	$2,901

Weighted average effective interest rate	3.50%	3.50%	3.50%	3.50%
Average borrowings	$150,000	$150,000	$150,000	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,393	$1,393	$2,785	$1,640
Amortization of deferred financing costs	127	127	255	169
Total interest and amortization of deferred financing costs	$1,520	$1,520	$3,040	$1,809

Weighted average effective interest rate	7.75%	7.75%	7.75%	7.75%
Average borrowings[1]	$71,875	$71,875	$71,875	$71,875
1Average borrowings for the six months ended September 30, 2023 was calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through September 30, 2023.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of September 30, 2024, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of September 30, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $22.0 million remains unused.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest expense and fees	$1,695	$1,356	$3,372	$2,576
Amortization of deferred financing costs	184	146	368	289
Total interest and amortization of deferred financing costs	$1,879	$1,502	$3,740	$2,865

Weighted average effective interest rate	4.43%	4.23%	4.41%	4.09%
Average borrowings	$153,000	$128,207	$153,000	$125,956

As of September 30, 2024, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
			$153,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2024 is as follows:

	Years Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$153,000	$153,000
Corporate Credit Facility	—	—	—	—	200,000	—	200,000
SPV Credit Facility	—	—	—	—	78,000	—	78,000
January 2026 Notes	—	140,000	—	—	—	—	140,000
October 2026 Notes	—	—	150,000	—	—	—	150,000
August 2028 Notes	—	—	—	—	71,875	—	71,875
Total	$—	$140,000	$150,000	$—	$349,875	$153,000	$792,875

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended September 30, 2024, CSWC declared and paid a quarterly dividend in the amount of $30.5 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended June 30, 2024, CSWC declared and paid a quarterly dividend in the amount of $29.5 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended March 31, 2024, CSWC declared and paid a quarterly dividend in the amount of $28.4 million, or $0.63 per share ($0.57 per share in regular dividends and $0.06 per share in supplemental dividends).

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three and six ended September 30, 2024 and 2023:

	Six Months Ended September 30,
Reconciliation of RIC Distributable Income[1]	2024	2023
Net increase in net assets from operations	$36,719	$46,436
Net unrealized depreciation (appreciation) on investments	13,727	(7,439)
(Expense/loss) income/gain recognized for tax on pass-through entities	(7)	(4,184)
Realized loss (gain) book/tax differences	11,333	633
Capital loss carryover[2]	(1,864)	16,733
Net operating income loss - wholly-owned subsidiary	(2,008)	(2,990)
Non-deductible tax expense	542	252
Loss on extinguishment of debt	(1,363)	(1,363)
Non-deductible compensation	3,029	1,785
Compensation related book/tax differences	(6,184)	(3,851)
Interest on non-accrual loans	7,093	2,999
Other book/tax differences	303	251
Estimated distributable income before deductions for distributions	$61,320	$49,262

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At September 30, 2024, the Company had long-term capital loss carryforwards of $58.2 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of September 30, 2024, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,485.6 million, with such investments having gross unrealized appreciation of $15.5 million and gross unrealized depreciation of $115.1 million, resulting in net unrealized depreciation of $99.6 million. As of September 30, 2024, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $52.5 million, with such investments having gross unrealized appreciation of $80.5 million and gross unrealized depreciation of $10.5 million, resulting in net unrealized appreciation of $70.0 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $29.6 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of September 30, 2024 and March 31, 2024, the Taxable Subsidiary had a deferred tax liability of $12.6 million and $12.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of September 30, 2024 and March 31, 2024 (amounts in thousands):

	September 30, 2024	March 31, 2024
Deferred tax asset:
Net operating loss carryforwards	$168	$159
Interest	1,811	965
Total deferred tax asset	1,979	1,124
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,106)	(11,395)
Net basis differences in portfolio investments	(3,463)	(1,726)
Total deferred tax liabilities	(14,569)	(13,121)
Total net deferred tax (liabilities) assets	$(12,590)	$(11,997)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Components of Income Tax Provision	2024	2023	2024	2023
Excise tax	$325	$159	$492	$251
Tax provision related to Taxable Subsidiary	(1,476)	(942)	734	(587)
Other	—	—	50	—
Total income tax provision	$(1,151)	$(783)	$1,276	$(336)

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2021 through December 31, 2023.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2024	2023
Number of shares sold	839,099	1,100,000
Gross proceeds received (in thousands)	$20,552	$22,844
Net proceeds received (in thousands)	$20,244	$22,501
Weighted average price per share	$24.49	$20.77

	Six Months Ended September 30,
	2024	2023
Number of shares sold	2,338,080	3,627,458
Gross proceeds received (in thousands)	$58,920	$68,416
Net proceeds received (in thousands)[1]	$58,036	$67,390
Weighted average price per share	$25.20	$18.86

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of September 30, 2024 and 2023, no proceeds remained receivable.

Cumulative to date, the Company has sold 27,684,517 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.23, raising $587.8 million of gross proceeds. Net proceeds were $578.6 million after commissions to the sales agents on shares sold. As of September 30, 2024, the Company has $412.2 million available under the Equity ATM Program.

Share Repurchases

Restricted Stock Awards

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended September 30,
	2024	2023
Number of shares repurchased	—	—
Aggregate cost of shares repurchased (in thousands)	$—	$—
Weighted average price per share	$—	$—

	Six Months Ended September 30,
	2024	2023
Number of shares repurchased	71,229	46,581
Aggregate cost of shares repurchased (in thousands)	$1,861	$925
Weighted average price per share	$26.13	$19.86

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of September 30, 2024, there are 363,642 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of September 30, 2024, there were 86,245 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended September 30, 2024 and 2023, we recognized total share based compensation expense of $1.5 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.2 million (of which

$0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. For the six months ended September 30, 2024 and 2023, we recognized total share based compensation expense of $2.8 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $2.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of September 30, 2024, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $15.2 million, which will be amortized over the weighted-average vesting period of approximately 2.9 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of September 30, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	558,572	$20.90	2.4
Granted	359,000	26.20	—
Vested	(209,021)	20.54	—
Forfeited	(375)	19.86	—
Unvested at September 30, 2024	708,176	$23.70	3.0

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of September 30, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	11,200	$22.33	0.4
Granted	10,450	23.93	—
Vested	(11,200)	22.33	—
Forfeited	—	—	—
Unvested at September 30, 2024	10,450	$23.93	0.9

9.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2024 and 2023, we made matching contributions of approximately $45.9 thousand and $34.5 thousand, respectively. During the six months ended September 30, 2024 and 2023, we made matching contributions of approximately $0.2 million and $0.1 million, respectively.

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

The balances of unfunded debt commitments as of September 30, 2024 and March 31, 2024 were as follows (amounts in thousands):

	September 30,	March 31,
Portfolio Company	2024	2024
Revolving Loans
Acacia BuyerCo V LLC	$2,000	$2,000
Acceleration, LLC	—	5,000
Air Conditioning Specialist, Inc.	1,675	1,675
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	307	432
ATS Operating, LLC	1,189	1,640
Bond Brand Loyalty ULC	2,000	2,000
BP Loenbro Holdings Inc.	440	1,101
Brandner Design, LLC	1,000	—
Burning Glass Intermediate Holding Company, Inc.	296	296
Campany Roof Maintenance, LLC	1,064	—
Catbird NYC, LLC	2,500	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	2,000	2,000
Central Medical Supply LLC	1,300	800
Damotech Inc.	3,000	3,000
Edge Autonomy Holdings, LLC	4,000	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	2,000	2,000
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	2,500	2,500
Gulf Pacific Acquisition, LLC	303	555
HH-Inspire Acquisition, Inc.	46	46
Ignite Visibility LLC	2,000	2,000
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	3,479	1,500
ITA Holdings Group, LLC	—	1,058
Lab Logistics, LLC	40	—
LEHR Upfitters, LLC	1,749	—
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	1,354	1,354
Lightning Intermediate II, LLC	1,852	1,852

	September 30,	March 31,
Portfolio Company	2024	2024
LKC Technologies, Inc.	2,000	2,000
Mako Steel LP	1,887	1,887
Mammoth BorrowCo, Inc.	500	1,950
Microbe Formulas LLC	1,627	1,627
NeuroPsychiatric Hospitals, LLC	1,000	—
New Skinny Mixes, LLC	3,000	3,500
NinjaTrader, Inc.	2,500	2,500
Opco Borrower, LLC	—	833
Outerbox, LLC	—	2,000
Pipeline Technique Ltd.	944	2,278
Pool Service Holdings, LLC	1,000	—
Revo Brands, Inc.	2,800	7,000
Roseland Management, LLC	2,000	2,000
RTIC Subsidiary Holdings LLC	—	301
South Coast Terminals LLC	—	1,935
Spotlight AR, LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	3,000	3,900
Versicare Management LLC	1,800	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	5,333	3,111
Zenfolio Inc.	1,000	1,000
Total Revolving Loans	99,758	112,404
Delayed Draw Term Loans
AAC New Holdco Inc.	196	—
Air Conditioning Specialist Inc.	750	750
BP Loenbro Holdings Inc.	1,101	1,101
Campany Roof Maintenance, LLC	6,014	—
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	9,000	5,000
Gulf Pacific Acquisition, LLC	—	1,212
Ignite Visibility LLC	—	2,000
ITA Holdings Group, LLC	—	854
LEHR Upfitters, LLC	5,247	—
Mammoth BorrowCo, Inc.	—	1,325
New Skinny Mixes, LLC	—	3,000
One Group, LLC	545	545
Pool Service Holdings, LLC	2,500	5,000
SureKap, LLC	1,172	—
TMT BHC Buyer, Inc.	5,000	5,000
Total Delayed Draw Term Loans	32,925	27,187

	September 30,	March 31,
Portfolio Company	2024	2024
Other
Broad Sky Networks, LLC	57	—
Total Other	57	—
Total Unfunded Debt Commitments	$132,740	$139,591

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	September 30, 2024	March 31, 2024
Unfunded Debt Commitments
Expiring during:
2025	$23,379	$26,462
2026	18,627	8,242
2027	29,253	31,417
2028	19,596	31,021
2029	35,657	42,449
2030	6,228	—
Total Unfunded Debt Commitments	$132,740	$139,591

The balances of unfunded equity commitments as of September 30, 2024 and March 31, 2024 were as follows (amounts in thousands):

	September 30, 2024	March 31, 2024
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	411	412
Total Unfunded Equity Commitments	$536	$537

As of September 30, 2024, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of September 30, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

In March 2021, the Company executed an agreement to lease office space that commenced on February 1, 2022 and expires September 30, 2032. The Company identified the foregoing as an operating lease. ASC 842 indicates that an ROU asset and lease liability should be recorded based on the effective date. As such, CSWC recorded an ROU asset, which is included in "Other assets" on the Consolidated Statements of Assets and Liabilities, and a lease liability, which is included in "Other liabilities" on the Consolidated Statements of Assets and Liabilities, as of February 1, 2022. The Company has recorded lease expense on a straight-line basis.

In December 2023, the Company executed an agreement to lease additional office space, which commenced on October 1, 2024. The additional office space is approximately 7,100 square feet. This is an amendment of the Company's current lease, which is classified as an operating lease. The term with respect to the additional office space is 10 years and the term of the current office space was extended for an additional 3 years.

Total lease expense incurred for each of the three months ended September 30, 2024 and 2023 was $0.1 million. As of both September 30, 2024 and March 31, 2024, the asset related to the operating lease was $2.4 million, and as of both

September 30, 2024 and March 31, 2024, the lease liability was $3.3 million and $3.2 million, respectively. As of September 30, 2024, the remaining lease term was 11 years and the discount rate was 6.89%.

The following table shows future minimum payments under the Company's operating leases as of September 30, 2024 (in thousands):

Year ending March 31,	Rent Commitment
2025	$344
2026	697
2027	715
2028	733
2029	752
Thereafter	5,759
Total	$9,000

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

11.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three and six months ended September 30, 2024 and 2023, we did not receive any management fees from our portfolio companies.

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

In connection with the liquidation of I-45 SLF, the Company received return of capital distributions totaling $13.6 million, of which $0.8 million was receivable as of March 31, 2024. During the six months ended September 30, 2024, the remaining $0.8 million return of capital distributions were received by the Company. During the three months ended June 30, 2024 and March 31, 2024, the Company received $6.4 million and $72.5 million, respectively, of distributions-in-kind of investment assets for a total of $78.9 million. For the six months ended September 30, 2024, the Company recognized a realized loss totaling $0.3 million relating to the dissolution of I-45 SLF.

12.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the six months ended September 30, 2024 and 2023 (share amounts presented in thousands).

	Six Months Ended
	September 30,
Per Share Data:	2024	2023
Investment income[1]	$2.15	$2.15
Operating expenses[1]	(0.83)	(0.82)
Income taxes[1]	(0.03)	0.01
Net investment income[1]	1.29	1.34
Net realized gain (loss), net of tax[1]	(0.21)	(0.32)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.29)	0.19
Realized loss on extinguishment of debt[1]	—	(0.01)
Total increase from investment operations	0.79	1.20
Accretive effect of share issuances and repurchases	0.40	0.20
Dividends to shareholders	(1.27)	(1.21)
Issuance of restricted stock[2]	(0.14)	(0.13)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.07)	(0.05)
Share based compensation expense	0.06	0.06
Other[3]	0.05	0.02
Increase (decrease) in net asset value	(0.18)	0.09
Net asset value
Beginning of period	16.77	16.37
End of period	$16.59	$16.46

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	9.86%	9.90%
Ratio of operating expenses (excluding interest expense) to average net assets[4]	3.49%	3.65%
Ratio of net investment income to average net assets[4]	15.26%	16.15%
Portfolio turnover	10.44%	4.59%
Total investment return[5]	6.33%	36.14%
Total return based on change in NAV[6]	6.50%	7.94%

Per share market value at the end of the period	$25.29	$22.90
Weighted-average basic and diluted shares outstanding	46,458	38,654
Common shares outstanding at end of period	47,687	39,951

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

13.    SUBSEQUENT EVENTS

On October 23, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.05, for the quarter ending December 31, 2024. The record date for the dividend is December 13, 2024. The payment date for the dividend is December 31, 2024.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	September 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2024
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$—	$4	$—	$(13)	$—	$—	$13	$—
	First Lien		8,750	638	—	8,627	—	—	(8)	8,619
	27,000 Class A Units		—	—	—	—	—	—	757	757
Total Control Investments			$8,750	$642	$—	$8,614	$—	$—	$762	$9,376

Affiliate Investments
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	$825	$60	$825	$2	$—	$—	$(6)	$821
	First Lien		26,787	1,768	24,407	2,549	(130)	—	(147)	26,679
	Delayed Draw Term Loan		—	2	—	—	—	—	—	—
	1,006,045.85 Preferred Units		—	—	3,319	—	—	—	—	3,319
ArborWorks, LLC	Revolving Loan	Environmental Services	1,694	124	1,569	125	—	—	—	1,694
	First Lien		3,319	196	3,123	196	—	—	—	3,319
	100 Class A Units		—	—	5	—	—	—	(1)	4
	13,898.32 Class A-1 Preferred Units		—	—	3,170	—	—	—	(759)	2,411
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	1,500	55	—	2,008	(500)	—	(8)	1,500
	First Lien		14,900	979	15,100	32	(200)	—	(32)	14,900
	1,000,000 Class A Units		—	9	1,781	—	—	—	(147)	1,634
	500,000 Class B Units		—	4	757	—	—	—	(45)	712

Portfolio Company	Type of Investment (1)	Industry	September 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2024
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,200	69	700	483	—	—	17	1,200
	First Lien		16,290	535	7,540	8,680	—	—	70	16,290
	Delayed Draw Term Loan		101	13	101	3	—	—	(3)	101
	2,620,670 Preferred Units		—	—	1,360	—	—	—	781	2,141
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	415	5,882	9	—	—	(83)	5,808
	1,250,000 Preferred Units		—	—	1,250	—	—	—	(390)	860
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	4,504	247	4,249	255	—	—	—	4,504
	First Lien - Term Loan B		4,665	297	4,359	306	—	—	—	4,665
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	14	—	6	—	—	(6)	—
	First lien		5,935	412	6,004	10	(69)	—	(10)	5,935
	1,000,000 Class A Preferred Units		—	—	2,064	—	—	—	270	2,334
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	4	—	4	—	—	(4)	—
	First Lien		1,000	78	1,000	2	—	—	(2)	1,000
	1,000 Class A units		—	—	—	—	—	—	—	—
	360.06 Class A-1 units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	September 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2024
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	317	2,468	1,758	(705)	—	4	3,525
	First Lien - Term Loan		13,277	1,236	13,038	458	—	—	(219)	13,277
	First Lien - Term Loan B		13,277	1,364	13,038	452	—	—	(213)	13,277
	Delayed Draw Term Loan - A		1,484	92	1,058	424	—	—	2	1,484
	Delayed Draw Term Loan - B		1,484	104	1,058	424	—	—	2	1,484
	Warrants		—	—	4,005	—	—	—	2,229	6,234
	Warrants		—	—	3,869	—	—	—	1,936	5,805
	9.25% Class A membership interest		—	38	2,374	—	—	—	1,661	4,035
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	729	32	714	469	(469)	—	—	714
	First Lien		5,065	194	4,984	—	(26)	—	1	4,959
	Second Lien		5,208	—	4,917	—	—	—	—	4,917
	208,333.3333 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.9999 Common units		—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	Media & Marketing	—	2	—	1	—	18	(19)	—
	First Lien		—	350	14,522	8	(14,625)	149	(54)	—
	11,008.6744 Class A common units		—	—	581	—	(581)	—	—	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	22	980	2	(1,000)	—	18	—
	First Lien		5,000	308	4,900	8	—	—	92	5,000
	Delayed Draw Term Loan		3,100	98	588	2,496	—	—	16	3,100
	10,000 Common units		—	—	1,384	—	—	—	(204)	1,180

Portfolio Company	Type of Investment (1)	Industry	September 30, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2024
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	—	—	(5)	—	—	5	—
	First Lien		14,833	955	14,906	14	(73)	—	(14)	14,833
	3,364 Class A-2 Units		—	—	762	—	—	—	69	831
	1,100 Class A-1 units		—	—	183	—	—	—	23	206
	16,084 Class A units		—	—	747	—	—	—	331	1,078
Sonobi, Inc.	500,000 Class A Common units	Media & Marketing	—	—	1,958	—	—	—	(1,958)	—
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	7,560	—	4,914	—	—	—	(3,780)	1,134
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,376	—	—	—	385	3,761
	355,555.56 Senior Preferred units		—	—	—	356	—	—	(356)	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	285	—	7,392	—	—	(4)	7,388
	1,500,000 Class A-1 Preferred Units		—	—	—	1,500	—	—	—	1,500
Total Affiliate Investments			$180,406	$10,678	$190,206	$30,427	$(18,378)	$167	$(552)	$201,870
Total Control & Affiliate Investments			$189,156	$11,320	$190,206	$39,041	$(18,378)	$167	$210	$211,246
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

We focus on investing in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. We primarily target senior debt and equity investments in LMM companies. Our target companies typically have annual EBITDA between $3.0 million and $25.0 million, and our investments generally range in size from $5.0 million to $50.0 million.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the six months ended September 30,

2024 and 2023, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.74% and 1.84%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2024 and March 31, 2024, our investment portfolio at fair value represented approximately 94.0% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Beginning as of the fiscal quarter ended June 30, 2023, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of September 30, 2024 and March 31, 2024, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2024, investments on non-accrual status represented approximately 3.5% of our total investment portfolio's fair value and approximately 5.4% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,508.5 million as of September 30, 2024, as compared to $1,476.6 million as of March 31, 2024. As of September 30, 2024, we had investments in 118 portfolio companies with an aggregate cost of $1,522.7 million. As of March 31, 2024, we had investments in 116 portfolio companies with an aggregate cost of $1,476.7 million.

As of September 30, 2024 and March 31, 2024, approximately $1,340.0 million, or 97.5%, and $1,310.0 million, or 97.4%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 99.3% and 99.1%, respectively, were subject to contractual minimum interest rates. As of September 30, 2024 and March 31, 2024, the weighted average contractual minimum interest rate is 1.38% and 1.28%, respectively. As of September 30, 2024 and March 31, 2024, approximately $34.0 million, or 2.5%, and $34.5 million, or 2.6%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
	(dollars in thousands)
Number of portfolio companies (a)	118	116
Fair value	$1,508,507	$1,476,561
Cost	$1,522,664	$1,476,703
% of portfolio at fair value - debt	91.1%	91.1%
% of portfolio at fair value - equity	8.9%	8.9%
% of investments at fair value secured by first lien	89.2%	88.7%
Weighted average annual effective yield on debt investments (b)	12.9%	13.3%
Weighted average annual effective yield on total investments (c)	12.7%	12.7%
Weighted average EBITDA (d)	$19,842	$22,988
Weighted average leverage through CSWC security (e)	3.8x	3.6x

(a)At September 30, 2024 and March 31, 2024, we had equity ownership in approximately 61.0% and 56.0%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2024 and March 31, 2024, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2024, investments on non-accrual status represented approximately 3.5% of our total investment portfolio's fair value and approximately 5.4% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended September 30, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted

EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended September 30, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of September 30, 2024 and March 31, 2024:

	As of September 30, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$247,525	18.0%
2	1,037,540	75.5
3	87,842	6.4
4	1,134	0.1
Total	$1,374,041	100.0%

	As of March 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$197,212	14.7%
2	1,075,717	80.0
3	68,690	5.1
4	2,940	0.2
Total	$1,344,559	100.0%

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

As of September 30, 2024, investments on non-accrual status represented approximately 3.5% of our total investment portfolio's fair value and approximately 5.4% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

Investment Activity

During the six months ended September 30, 2024, we made debt investments totaling $165.5 million and equity investments totaling $4.9 million. We received contractual principal repayments totaling approximately $16.2 million and full prepayments of approximately $103.0 million. We funded $23.6 million on revolving loans and received $13.0 million in repayments on revolving loans. In addition, we received proceeds from sales of debt investments totaling $22.6 million.

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

During the six months ended September 30, 2023, we made debt investments totaling $186.5 million and equity investments totaling $7.5 million. We received contractual principal repayments totaling approximately $31.5 million. We funded $12.0 million on revolving loans and received $9.9 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $17.3 million.

Total portfolio investment activity for the six months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

Six months ended September 30, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	189,044	—	57	4,948	194,049
Proceeds from sales of investments	(22,585)	—	—	—	(22,585)
Proceeds from return of capital	—	—	—	—	—
Principal repayments received	(128,801)	(3,420)	—	—	(132,221)
Distributions-in-kind[1]	4,115	—	—	2,294	6,409
Conversion/exchange of security	—	(1,062)	(153)	1,215	—
PIK interest earned	5,984	70	11	—	6,065
Accretion of loan discounts	3,095	(4)	—	—	3,091
Realized (loss) gain	131	(8,977)	—	—	(8,846)
Unrealized gain (loss)	(15,043)	6,991	29	(5,993)	(14,016)
Fair value, end of period	$1,345,389	$27,372	$1,280	$134,466	$1,508,507
1In connection with the dissolution and liquidation of I-45 SLF, the Company received distributions-in-kind of investments of $6.4 million.

Six months ended September 30, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	198,492	—	—	7,519	—	206,011
Proceeds from sales of investments	(13,875)	—	—	(3,402)	—	(17,277)
Principal repayments received	(40,307)	(1,114)	(20)	—	—	(41,441)
Conversion of security[2]	(3,791)	—	—	3,791	—	—
PIK interest earned	2,678	18	17	—	—	2,713
Accretion of loan discounts	2,494	126	—	—	—	2,620
Realized (loss) gain	(10,114)	2	—	(1,712)	—	(11,824)
Unrealized (loss) gain	4,719	2,182	(28)	(2,663)	2,166	6,376
Fair value, end of period	$1,141,280	$37,034	$760	$121,070	$53,422	$1,353,566
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Corporate Credit Facility that trigger a debt extinguishment or, in relation to notes payable, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs and any "make-whole" premium payable at the time of the debt extinguishment.

Comparison of three months ended September 30, 2024 and September 30, 2023

	Three Months Ended
	September 30,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$48,706	$42,777	$5,929	13.9%
Interest expense	12,587	10,481	2,106	20.1%
Other operating expenses	6,105	5,885	220	3.7%
Income before taxes	30,014	26,411	3,603	13.6%
Income tax provision (benefit)	(1,151)	(783)	(368)	(47.0)%
Net investment income	31,165	27,194	3,971	14.6%
Net realized (loss) gain on investments, net of tax	(10,289)	390	(10,679)	(2,738.2)%
Net unrealized appreciation (depreciation) on investments, net of tax	1,808	(4,599)	6,407	139.3%
Realized loss on extinguishment of debt	—	(361)	361	(100.0)%
Net increase (decrease) in net assets from operations	$22,684	$22,624	$60	0.3%

Investment Income

Total investment income for the three months ended September 30, 2024 was approximately $48.7 million, a $5.9 million, or 13.9%, increase as compared to the three months ended September 30, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Interest income	$42,138	$36,508
PIK interest income	2,398	1,526
Amortization of purchase discounts and fees	1,560	1,447
Dividend income	572	2,484
Fee income	1,547	730
Other investment income	491	82
Total investment income	$48,706	$42,777

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended September 30, 2024 totaled $46.1 million as compared to $39.5 million for the three months ended September 30, 2023. The increase was primarily due to a 22.2% increase in the average monthly cost basis of debt investments held by us from $1,150.2 million to $1,405.4 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 13.5% to 12.9% year-over-year. Dividend income for the three months ended September 30, 2024 decreased $1.9 million as compared to the three months ended September 30, 2023 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024, partially offset by an increase in distributions received from our equity investments. Fee income for the three months ended September 30, 2024 increased $0.8 million as compared to the three months ended September 30, 2023 primarily due to an increase in prepayment and amendment fees in the current quarter. Other income for the three months ended September 30, 2024 increased $0.4 million as compared to the three months ended September 30, 2023 primarily due to an increase in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2024, our total interest expense was $12.6 million, an increase of $2.1 million, as compared to the total interest expense of $10.5 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 5.42% to 5.61% for the three months ended September 30, 2023 and September 30, 2024, respectively. This increase in the weighted average interest rate was primarily due to an increase in SBA Debentures outstanding and the addition of the SPV Credit Facility.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2024, our total employee compensation expense (including both cash and share-based compensation) remained relatively flat as compared to the total employee compensation expense for the three months ended September 30, 2023. For the three months ended September 30, 2024, our total general and administrative expense was $2.6 million, an increase of $0.3 million or 11.3%, as compared to the total general and administrative expense of $2.3 million for the three months ended September 30, 2023. The increase was attributable to individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended September 30, 2024, income before taxes increased by $3.6 million, or 13.6%. Net investment income increased from the prior year period by $4.0 million, or 14.6%, to $31.2 million as a result of a $5.9 million increase in total investment income and a $0.4 million increase in income tax benefit, partially offset by a $2.1 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $10.3 million for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Full Exits	Partial Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net (Loss) Gain	Net Gain (Loss)
Debt	$585	$122	$(11,010)	$8	$(10,295)
Equity	—	—	—	6	6
Total net realized gain (loss)	$585	$122	$(11,010)	$14	$(10,289)

The following table provides a summary of the primary components of the total net realized gain on investments of $0.4 million for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$—	$302	$—	$23	$325
Equity	—	—	—	65	65
Total net realized (loss) gain	$—	$302	$—	$88	$390
(1)Included in "Other" is a $28.0 thousand income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $1.8 million for the three months ended September 30, 2024 (amounts in thousands):

	Three Months Ended September 30, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$11,071	$—	$—	$11,071
Net unrealized (depreciation) appreciation relating to portfolio investments	(8,018)	(1,245)[1]	—	(9,263)
Total net unrealized appreciation (depreciation) on investments	$3,053	$(1,245)	$—	$1,808
1Includes a deferred tax benefit of $13.0 thousand associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $4.6 million for the three months ended September 30, 2023 (amounts in thousands):

	Three Months Ended September 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$(105)	$—	$—	$(105)
Net unrealized (depreciation) appreciation relating to portfolio investments	(3,119)	(2,935)[1]	1,560	(4,494)
Total net unrealized (depreciation) appreciation on investments	$(3,224)	$(2,935)	$1,560	$(4,599)
1 Includes a deferred tax provision of $1.1 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the three months ended September 30, 2024, we did not recognize any loss on extinguishment of debt. During the three months ended September 30, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with an amendment to the credit agreement relating to the Corporate Credit Facility on August 2, 2023.

Comparison of six months ended September 30, 2024 and September 30, 2023

	Six Months Ended
	September 30,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$100,060	$83,138	$16,922	20.4%
Interest expense	25,034	20,162	4,872	24.2%
Other operating expenses	13,726	11,562	2,164	18.7%
Income before taxes	61,300	51,414	9,886	19.2%
Income tax provision (benefit)	1,276	(336)	1,612	479.8%
Net investment income	60,024	51,750	8,274	16.0%
Net realized (loss) gain on investments, net of tax	(9,578)	(12,392)	2,814	(22.7)%
Net unrealized (depreciation) appreciation on investments, net of tax	(13,727)	7,439	(21,166)	(284.5)%
Realized loss on extinguishment of debt	—	(361)	361	100.0%
Net increase in net assets from operations	$36,719	$46,436	$(9,717)	(20.9)%

Investment Income

Total investment income for the six months ended September 30, 2024 was approximately $100.1 million, a $16.9 million, or 20.4%, increase as compared to the six months ended September 30, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the years ended September 30, 2024 and 2024:

	Six Months Ended September 30,
	2024	2023
Interest income	$83,594	$70,154
PIK interest income	5,449	3,182
Amortization of purchase discounts and fees	3,091	2,620
Dividend income	2,990	5,187
Fee income	3,903	1,856
Other investment income	1,033	139
Total investment income	$100,060	$83,138

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the six months ended September 30, 2024 totaled $92.1 million as compared to $76.0 million for the six months ended September 30, 2023. The increase was primarily due to a 23.3% increase in the average monthly cost basis of debt investments held by us from $1,128.6 million to $1,391.3 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 13.5% to 12.9% year-over-year. Dividend income for the six months ended September 30, 2024 decreased $2.2 million as compared to the six months ended September 30, 2023 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024, partially offset by an increase in distributions received from our equity investments.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2024, our total interest expense was $25.0 million, an increase of $4.9 million, as compared to the total interest expense of $20.2 million for the six months ended September 30, 2023. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 5.33% to 5.60% for the six months ended September 30, 2023 and September 30, 2024, respectively. The increase in the weighted average interest rate was primarily due to an increase to the base rate on our Corporate Credit Facility and the addition of the SPV Credit Facility.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2024, our total employee compensation expense (including both cash and share-based compensation) increased by $1.2 million, or 16.7%, as compared to the total employee compensation expense for the six months ended September 30, 2023. The increase was primarily due to an increase in headcount year over year. For the six months ended September 30, 2024, our total general and administrative expense was $5.5 million, an increase of $1.0 million, or 21.9%, as compared to the total general and administrative expense of $4.5 million for the six months ended September 30, 2023. The increase was primarily attributable to an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee and an increase in audit fees, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the six months ended September 30, 2024, income before taxes increased by $9.9 million, or 19.2%. Net investment income increased from the prior year period by $8.3 million, or 16.0%, to $60.0 million as a result of a $16.9 million increase in total investment income, partially offset by a $4.9 million increase in interest expense and a $1.6 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $9.6 million for the six months ended September 30, 2024:

	Six Months Ended September 30, 2024
	Full Exits	Partial Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,521	$232	$(11,010)	$(57)	$(9,314)
Equity	—	—	—	(264)	(264)
Total net realized (loss) gain	$1,521	$232	$(11,010)	$(321)	$(9,578)

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
(1)Included in "Other" is a $0.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized appreciation on investments of $13.7 million for the six months ended September 30, 2024 (amounts in thousands):

	Six Months Ended September 30, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$10,574	$—	$—	$10,574
Net unrealized (depreciation) appreciation relating to portfolio investments	(18,597)	(5,704)[1]	—	(24,301)
Total net unrealized appreciation (depreciation) on investments	$(8,023)	$(5,704)	$—	$(13,727)
1Includes a deferred tax benefit of $0.3 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $7.4 million for the six months ended September 30, 2023 (amounts in thousands):

	Six Months Ended September 30, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$10,422	$1,900	$—	$12,322
Net unrealized (depreciation) appreciation relating to portfolio investments	(3,550)	(3,499)[1]	2,166	(4,883)
Total net unrealized (depreciation) appreciation on investments	$6,872	$(1,599)	$2,166	$7,439
1 Includes a deferred tax provision of $1.1 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the six months ended September 30, 2024, we did not recognize any loss on extinguishment of debt. During the six months ended September 30, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with an amendment to the credit agreement relating to the Corporate Credit Facility on August 2, 2023.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2024, the Company’s asset coverage was 224%.

Cash Flows

For the six months ended September 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $15.0 million. During the foregoing period, our operating activities provided $7.3 million in cash, consisting primarily of $153.1 million from sales and repayments received from debt investments in portfolio companies, partially offset by new portfolio investments made by the Company of $194.0 million. In addition, our financing activities used cash of $8.2 million, consisting primarily of cash dividends paid in the amount of $60.0 million, partially offset by net proceeds from the Equity ATM Program of $58.0 million and net borrowings on our Credit Facilities of $13.0 million. At September 30, 2024, the Company had cash and cash equivalents of approximately $47.2 million.

For the six months ended September 30, 2023, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During that period, our operating activities used $104.4 million in cash, consisting primarily of new portfolio investments made by the Company of $206.0 million, partially offset by $54.8 million from sales and repayments received from debt investments in portfolio companies and $3.4 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $105.9 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes of $69.7 million, net proceeds from the Equity ATM Program of $67.4 million, net borrowings on our Corporate Credit Facility of $15.0 million and net proceeds from the issuance of SBA debentures of $9.8 million, partially offset by cash dividends paid in the amount of $47.7 million. At September 30, 2023, the Company had cash and cash equivalents of approximately $23.0 million.

Capital Resources

As of September 30, 2024, we had $47.2 million in cash and cash equivalents and $406.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of September 30, 2024, we had $200.0 million outstanding and $284.2 million of undrawn commitments under the Corporate Credit Facility, and $78.0 million outstanding and $122.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Unsecured Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes. The outstanding aggregate principal amount of January 2026 Notes was $140.0 million as of both September 30, 2024 and March 31, 2024.

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of October 2026 Notes was $150.0 million as of both September 30, 2024 and March 31, 2024.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of August 2028 Notes was $71.9 million as of both September 30, 2024 and March 31, 2024.

For more information on each of the January 2026 Notes, the October 2026 Notes, and the August 2028 Notes, including material terms, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of September 30, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, of which $153.0 million is outstanding. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2024	2023
Number of shares sold	839,099	1,100,000
Gross proceeds received (in thousands)	$20,552	$22,844
Net proceeds received (in thousands)[1]	$20,244	$22,501
Weighted average price per share	$24.49	$20.77

	Six Months Ended September 30,
	2024	2023
Number of shares sold	2,338,080	3,627,458
Gross proceeds received (in thousands)	$58,920	$68,416
Net proceeds received (in thousands)[1]	$58,036	$67,390
Weighted average price per share	$25.20	$18.86

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of September 30, 2024 and 2023, no amounts remained receivable.

Cumulative to date, the Company has sold 27,684,517 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.23, raising $587.8 million of gross proceeds. Net proceeds were $578.6 million after commissions to the sales agents on shares sold. As of September 30, 2024, the Company had $412.2 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six ended September 30, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

At September 30, 2024 and March 31, 2024, we had a total of approximately $133.3 million and $140.1 million, respectively, in currently unfunded commitments (as discussed in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements). As of September 30, 2024, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of September 30, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Contractual Obligations

As shown below, we had the following contractual obligations as of September 30, 2024. For information on our unfunded investment commitments, see Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$9,000	$688	$1,430	$1,504	$5,378
Corporate Credit Facility	200,000	—	—	200,000	—
Interest due on Corporate Credit Facility (1)	60,255	15,698	31,396	13,161	—
SPV Credit Facility	78,000	—	—	78,000	—
Interest due on SPV Credit Facility (2)	27,748	6,210	12,419	9,119	—
January 2026 Notes	140,000	—	140,000	—	—
Interest due on January 2026 Notes	9,450	6,300	3,150	—	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	12,656	5,062	7,594	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	22,281	5,570	11,141	5,570	—
SBA Debentures	153,000	—	—	—	153,000
Interest due on SBA Debentures (3)	56,079	6,584	13,215	13,233	23,047
	$990,344	$46,112	$370,345	$392,462	$181,425

(1)Amounts include interest payments calculated at an average rate of 7.74% of outstanding borrowings under the Corporate Credit Facility, which were $200.0 million as of September 30, 2024.
(2)Amounts include interest payments calculated at an average rate of 7.85% of outstanding borrowings under the SPV Credit Facility, which were $78.0 million as of September 30, 2024.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On October 23, 2024, the Board of Directors declared a total dividend of $0.63 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.05, for the quarter ending December 31, 2024. The record date for the dividend is December 13, 2024. The payment date for the dividend is December 31, 2024.

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

In September 2024, the Federal Reserve decreased interest rates by 0.50% and has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding decrease in the interest rate of our floating interest rate liabilities tied to SOFR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2024, we were not a party to any hedging arrangements.

As of September 30, 2024, approximately 97.5% of our debt investment portfolio (at fair value) bore interest at floating rates, 99.3% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of September 30, 2024.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(21,129)	$(0.44)
(150 bps)	(15,847)	(0.33)
(100 bps)	(10,565)	(0.22)
(50 bps)	(5,282)	(0.11)
50 bps	5,282	0.11

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2024.

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended September 30, 2024, the Company did not repurchase any shares under the share repurchase program.
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
10.1
Incremental Commitment and Assumption Agreement dated September 12, 2024 among Capital Southwest Corporation, as borrower, Capital Southwest Equity Investments, Inc, as a Subsidiary Guarantor, the Assuming Lender Party Hereto, as Assuming Lender and Extending Lender, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2024).

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

CAPITAL SOUTHWEST CORPORATION

October 29, 2024	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

October 29, 2024	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer