Form 10-Q
period 2024-12-31
CAPITAL SOUTHWEST CORP
filed 2025-02-04
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

50,581,840 shares of Common Stock, $0.25 value per share, as of January 31, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2024	2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,481,051 and $1,276,690, respectively)	$1,471,215	$1,286,355
Affiliate investments (Cost: $223,612 and $200,013, respectively)	221,044	190,206
Control investments (Cost: $8,619 and $0, respectively)	9,027	—
Total investments (Cost: $1,713,282 and $1,476,703, respectively)	1,701,286	1,476,561
Cash and cash equivalents	36,013	32,273
Receivables:
Dividends and interest	28,237	22,928
Escrow	—	16
Other	4,056	7,276
Income tax receivable	668	336
Debt issuance costs (net of accumulated amortization of $9,685 and $7,741, respectively)	9,938	10,928
Other assets	8,867	6,440
Total assets	$1,789,065	$1,556,758

Liabilities
SBA Debentures (net of $4,279 and $4,305, respectively, of unamortized debt issuance costs)	$170,721	$148,695
January 2026 Notes (net of $0 and $612, respectively, of unamortized debt issuance costs)	—	139,388
October 2026 Notes (net of $1,346 and $1,923, respectively, of unamortized debt issuance costs)	148,654	148,077
August 2028 Notes (net of $1,800 and $2,182, respectively, of unamortized debt issuance costs)	70,075	69,693
2029 Convertible Notes (net of $7,256 and $0, respectively, of unamortized debt issuance costs)	222,744	—
Credit Facilities	308,000	265,000
Other liabilities	20,993	17,381
Accrued restoration plan liability	556	570
Income tax payable	1,251	281
Deferred tax liability	15,629	11,997
Total liabilities	958,623	801,082

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at December 31, 2024 and March 31, 2024; issued, 50,051,332 shares at December 31, 2024 and 45,050,759 shares at March 31, 2024	12,513	11,263
Additional paid-in capital	903,513	796,945
Total distributable (loss) earnings	(85,584)	(52,532)
Total net assets	830,442	755,676
Total liabilities and net assets	$1,789,065	$1,556,758
Net asset value per share (50,051,332 shares outstanding at December 31, 2024 and 45,050,759 shares outstanding at March 31, 2024)	$16.59	$16.77

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Investment income:
Interest income:
Non-control/Non-affiliate investments	$37,789	$33,627	$114,346	$97,924
Affiliate investments	4,767	4,214	14,253	12,691
Control investments	333	—	975	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,717	3,452	7,025	5,329
Affiliate investments	529	621	1,670	1,926
Dividend income:
Non-control/Non-affiliate investments	586	2,447	3,525	3,233
Affiliate investments	—	96	51	187
Control investments	—	2,129	—	6,439
Fee income:
Non-control/Non-affiliate investments	3,671	1,655	6,589	2,949
Affiliate investments	525	115	1,443	632
Control investments	8	17	75	62
Other income	1,048	193	2,081	332
Total investment income	51,973	48,566	152,033	131,704
Operating expenses:
Compensation	2,388	3,919	7,844	8,762
Share-based compensation	1,544	1,188	4,306	3,387
Interest	14,717	11,473	39,751	31,635
Professional fees	998	919	3,450	2,863
General and administrative	1,643	1,301	4,699	3,877
Total operating expenses	21,290	18,800	60,050	50,524
Income before taxes	30,683	29,766	91,983	81,180
Federal income, excise and other taxes	474	392	1,016	841
Deferred taxes	(107)	515	627	(270)
Total income tax provision	367	907	1,643	571
Net investment income	$30,316	$28,859	$90,340	$80,609
Realized (loss) gain
Non-control/Non-affiliate investments	$(12,889)	$(7,849)	$(22,374)	$(13,445)
Affiliate investments	84	—	251	(6,503)
Control investments	—	—	(260)	—
Income tax benefit (provision)	—	7	—	(286)
Total net realized (loss) gain on investments, net of tax	(12,805)	(7,842)	(22,383)	(20,234)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(5,229)	8,569	(19,455)	4,648
Affiliate investments	7,745	(6,829)	7,193	1,302
Control investments	(354)	778	408	2,944
Income tax (provision) benefit	(3,009)	(51)	(2,720)	1,012
Total net unrealized (depreciation) appreciation on investments, net of tax	(847)	2,467	(14,574)	9,906
Net realized and unrealized (losses) gains on investments	(13,652)	(5,375)	(36,957)	(10,328)
Realized loss on extinguishment of debt	(387)	—	(387)	(361)
Realized loss on disposal of fixed assets	(9)	—	(9)	—
Net increase in net assets from operations	$16,268	$23,484	$52,987	$69,920

Pre-tax net investment income per share - basic	$0.64	$0.72	$1.95	$2.05
Net investment income per share – basic	$0.63	$0.70	$1.92	$2.04
Net increase in net assets from operations – basic	$0.34	$0.57	$1.13	$1.77
Net increase in net assets from operations - diluted	$0.34	$0.57	$1.12	$1.77
Weighted average shares outstanding – basic	48,315,228	41,513,773	47,079,617	39,610,643
Weighted average shares outstanding – diluted	54,121,844	41,513,773	49,022,194	39,610,643

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	2,527,458	632	—	—	44,240	—	44,872
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	963	—	963
Issuance of common stock under restricted stock plan, net of forfeitures	282,616	71	—	—	(71)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,581)	(12)	—	—	(914)	—	(926)
Dividends to shareholders	—	—	—	—	—	(22,916)	(22,916)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	24,556	24,556
Net realized loss on investments	—	—	—	—	—	(12,782)	(12,782)
Net unrealized appreciation on investments	—	—	—	—	—	12,038	12,038
Balances at June 30, 2023	38,839,918	$9,710	—	$—	$667,440	$(40,949)	$636,201
Issuance of common stock	1,100,000	275	—	—	22,218	—	22,493
Share-based compensation	—	—	—	—	1,236	—	1,236
Issuance of common stock under restricted stock plan, net of forfeitures	11,200	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(24,769)	(24,769)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	27,194	27,194
Net realized gain on investments and extinguishment of debt	—	—	—	—	—	29	29
Net unrealized depreciation on investments	—	—	—	—	—	(4,599)	(4,599)
Balances at September 30, 2023	39,951,118	$9,988	—	$—	$690,880	$(43,094)	$657,774
Issuance of common stock	3,036,237	$759	—	$—	$64,768	$—	$65,527
Share-based compensation	—	—	—	—	1,188	—	1,188
Issuance of common stock under restricted stock plan, net of forfeitures	—	—	—	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,216)	(2)	—	—	(136)	—	(138)
Dividends to shareholders	—	—	—	—	—	(26,858)	(26,858)
Change in restoration plan liability	—	—	—	—	(12)		(12)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(5,277)	5,277	—
Net investment income	—	—	—	—	—	28,859	28,859
Net realized loss on investments	—	—	—	—	—	(7,842)	(7,842)
Net unrealized appreciation on investments	—	—	—	—	—	2,467	2,467
Balances at December 31, 2023	42,981,139	$10,745	—	$—	$751,411	$(41,191)	$720,965

Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	1,498,981	375	—	—	37,403	—	37,778
Share-based compensation	—	—	—	—	1,224	—	1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89	—	—	(89)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)	—	—	(1,844)	—	(1,862)
Dividends to shareholders	—	—	—	—	—	(29,508)	(29,508)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	28,859	28,859
Net realized gain on investments	—	—	—	—	—	711	711
Net unrealized depreciation on investments	—	—	—	—	—	(15,535)	(15,535)
Balances at June 30, 2024	46,837,511	$11,709	—	$—	$833,627	$(68,005)	$777,331
Issuance of common stock	839,099	210	—	—	20,027	—	20,237
Share-based compensation	—	—	—	—	1,538	—	1,538
Issuance of common stock under restricted stock plan, net of forfeitures	10,075	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(30,520)	(30,520)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	31,165	31,165
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(10,289)	(10,289)
Net unrealized appreciation on investments	—	—	—	—	—	1,808	1,808
Balances at September 30, 2024	47,686,685	$11,922	—	$—	$855,177	$(75,841)	$791,258
Issuance of common stock	2,364,147	$591	—	$—	$52,324	$—	$52,915
Share-based compensation	—	—	—	—	1,544	—	1,544
Issuance of common stock under restricted stock plan, net of forfeitures	500	—	—	—	—	—	—
Dividends to shareholders	—	—	—	—	—	(31,532)	(31,532)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(5,521)	5,521	—
Net investment income	—	—	—	—	—	30,316	30,316
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(13,201)	(13,201)
Net unrealized depreciation on investments	—	—	—	—	—	(847)	(847)
Balances at December 31, 2024	50,051,332	$12,513	—	$—	$903,513	$(85,584)	$830,442

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net increase in net assets from operations	$52,987	$69,920
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(466,893)	(317,853)
Proceeds from sales and repayments of debt investments in portfolio companies	226,909	154,536
Proceeds from sales and return of capital of equity investments in portfolio companies	—	4,131
Payment of accreted original issue discounts	1,839	1,733
Payment of accrued payment-in-kind interest	23	—
Depreciation and amortization	4,193	3,128
Net pension benefit	(49)	(49)
Realized loss (gain) investments before income tax	22,431	20,180
Realized loss on extinguishment of debt	387	361
Realized loss on disposal of fixed assets	9	—
Net unrealized depreciation (appreciation) on investments before income tax	11,854	(8,894)
Accretion of discounts on investments	(4,731)	(3,911)
Payment-in-kind interest	(8,804)	(8,164)
Share-based compensation expense	4,306	3,387
Deferred income taxes	3,631	(1,191)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(5,994)	(5,510)
Decrease in escrow receivables	23	272
(Increase) decrease in tax receivable	(332)	19
Increase in other receivables	(3,455)	(617)
Increase in other assets	(1,447)	(142)
Increase in taxes payable	969	646
Increase in other liabilities	3,614	1,615
Net cash provided by (used in) operating activities	(158,530)	(86,403)
Cash flows from investing activities
Acquisition of fixed assets	(1,270)	(3)
Net cash used in investing activities	(1,270)	(3)
Cash flows from financing activities
Proceeds from common stock offering	110,951	132,940
Borrowings under Credit Facilities	274,000	195,000
Repayments of Credit Facilities	(231,000)	(235,000)
Debt issuance costs paid	(1,553)	(8,382)
Proceeds from issuance of SBA Debentures	21,464	9,756
Proceeds from issuance of 2029 Convertible Notes	223,100	—
Proceeds from issuance of August 2028 Notes	—	69,719
Redemption of January 2026 Notes	(140,000)	—
Dividends to shareholders	(91,560)	(74,543)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,862)	(1,064)
Net cash provided by (used in) financing activities	163,540	88,426
Net increase (decrease) in cash and cash equivalents	3,740	2,020
Cash and cash equivalents at beginning of period	32,273	21,585
Cash and cash equivalents at end of period	$36,013	$23,605
Supplemental cash flow disclosures:
Cash paid for income taxes	$184	$374
Cash paid for interest	32,494	25,985
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	$—	$(79)	$—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.17%	4/21/2023	4/21/2028	17,500	17,161	17,752
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.17%	4/21/2023	4/21/2028	17,500	17,164	17,500
	First Lien	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.24%	10/31/2024	4/21/2028	17,500	17,248	17,248
						51,494	52,500
STELLANT MIDCO, LLC	First Lien	P+4.50% (Floor 0.75%)/M, Current Coupon 12.00%	3/7/2024	10/2/2028	1,780	1,769	1,771
	First Lien	P+4.75% (Floor 0.75%)/M, Current Coupon 12.25%	3/7/2024	10/2/2028	790	777	786
						2,546	2,557
Subtotal: Aerospace & Defense (6.63%)*						54,040	55,057
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	Revolving Loan[10]	SOFR+10.00% (Floor 2.00%)	4/15/2024	4/13/2029	—	(13)	—
	First Lien	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.59%	4/15/2024	4/13/2029	8,750	8,632	8,715
						8,619	8,715
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(9)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.00%	3/15/2021	3/13/2026	7,526	7,482	7,458
						7,473	7,458
Subtotal: Building & Infrastructure Products (1.95%)*						16,092	16,173

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+7.00% PIK (Floor 2.00%)/M, Current Coupon 11.46%	12/20/2022	12/31/2026	4,634	4,620	4,634
	First Lien - Term Loan B	SOFR+9.00% PIK (Floor 2.00%)/M, Current Coupon 13.46%	12/20/2022	12/31/2026	4,824	4,801	4,824
						9,421	9,458
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(30)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.35%	12/15/2022	12/15/2027	7,099	7,005	6,673
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.35%	12/15/2022	12/15/2027	7,099	7,003	6,673
						13,978	13,346
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(13)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.49%	12/8/2021	6/8/2026	5,831	5,788	5,831
						5,775	5,831
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.85%	5/17/2022	5/17/2027	14,800	14,616	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.81%[20]	11/19/2021	11/19/2026	4,400	4,323	4,048
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.85%	1/16/2024	11/19/2026	14,479	14,265	13,321
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.85%	1/16/2024	11/19/2026	14,479	14,269	13,321
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 12.85%	11/19/2021	11/19/2026	3,748	3,689	3,448
						36,546	34,138
Subtotal: Business Services (9.34%)*						80,336	77,573

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Commercial Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	9/19/2024	9/19/2029	—	(50)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.33%	9/19/2024	9/19/2029	15,824	15,518	15,824
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	10/31/2024	9/19/2029	—	(50)	—
						15,418	15,824
Subtotal: Commercial Services & Supplies (1.91%)*						15,418	15,824
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured Convertible Note	6.00% PIK	7/15/2020	12/31/2026	173	173	173
HEAT TRAK, LLC	First Lien - Term Loan A	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.74%	6/12/2023	6/9/2028	11,500	10,397	10,419

HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.10%	6/30/2021	12/31/2027	15,999	15,829	15,999
LASH OPCO, LLC	Revolving Loan	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 12.94%	12/29/2021	3/18/2026	855	850	812
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 12.94%	12/29/2021	3/18/2026	17,392	17,199	16,522
						18,049	17,334
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.09%[20]	2/21/2024	2/21/2029	3,600	3,484	3,596
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.09%	2/21/2024	2/21/2029	10,874	10,684	10,689
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.09%	2/21/2024	2/21/2029	10,874	10,683	10,689
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.09%	2/21/2024	2/21/2029	10,874	10,683	10,678
						35,534	35,652

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	3/22/2024	3/21/2029	—	(68)	—
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 9.84%	3/22/2024	3/21/2029	15,137	14,871	15,016
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 11.84%	3/22/2024	3/21/2029	15,137	14,869	15,001
						29,672	30,017
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.25%	3/19/2024	8/9/2026	2,723	2,719	2,197
Subtotal: Consumer Products (13.46%)*						112,373	111,791
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+5.50% (Floor 1.00%)	11/9/2021	11/19/2029	—	(13)	—
	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 9.99%	11/9/2021	11/19/2029	21,130	20,893	21,045
	Delayed Draw Term Loan[10]	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 10.01%	11/19/2024	11/19/2029	2,944	2,944	2,933
						23,824	23,978
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(20)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.85%	8/27/2021	8/27/2026	13,261	13,136	11,935
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.85%	4/12/2023	8/27/2026	13,261	13,136	11,935
						26,252	23,870
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.50%)	7/26/2024	11/27/2028	—	(22)	—
	First Lien	SOFR+6.75% (Floor 1.50%)/M, Current Coupon 11.21%	7/26/2024	11/27/2028	15,561	15,228	15,234
						15,206	15,234
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 11.96%	2/1/2024	6/29/2025	2,433	2,433	2,428
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	710	710	689
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	548
						3,708	3,665

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	12/20/2023	12/20/2028	—	(25)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.59%	12/20/2023	12/20/2028	5,000	4,916	4,765
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.59%	12/20/2023	12/20/2028	3,100	2,971	2,954
						7,862	7,719
RED DOG OPERATIONS HOLDING COMPANY LLC[6]	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	11/15/2024	11/15/2029	—	(19)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.02%	11/15/2024	11/15/2029	7,500	7,426	7,426
						7,407	7,426
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(84)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.59%	3/7/2024	3/7/2029	10,000	9,825	10,000
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(42)	—
						9,699	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+3.75%, 3.50% PIK (Floor 1.00%)/M, Current Coupon 11.91%	2/11/2022	1/16/2025	16,207	16,049	15,073
	Delayed Draw Term Loan - B	SOFR+3.75%, 3.50% PIK (Floor 1.00%)/M, Current Coupon 11.91%	2/11/2022	1/16/2025	4,063	4,025	3,778
						20,074	18,851
Subtotal: Consumer Services (13.34%)*						114,032	110,743
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 9.46%	2/22/2024	6/10/2028	2,211	2,189	2,211
						2,186	2,211

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 9.44%	3/4/2024	5/9/2026	5,401	5,385	5,131
Subtotal: Data Processing & Outsourced Services (0.88%)*						7,571	7,342
Distribution
KMS, INC.	First Lien[15,16]	SOFR+9.75% PIK (Floor 1.00%)/Q, Current Coupon 14.23%	10/4/2021	10/2/2026	19,593	19,466	9,797
Subtotal: Distribution (1.18%)*						19,466	9,797
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.02%	10/29/2024	10/29/2029	2,000	1,952	1,952
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.10%	10/29/2024	10/29/2029	11,500	11,388	11,388
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.10%	10/29/2024	10/29/2029	11,500	11,388	11,388
	Delayed Draw Term Loan[10]	SOFR+7.50% (Floor 2.00%)	10/29/2024	10/29/2029	—	—	—
						24,728	24,728
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,761
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(6)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.74%	7/19/2021	7/20/2026	4,466	4,433	4,466
						4,427	4,466
Subtotal: Education (3.97%)*						38,658	32,955
Energy Services
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.85%	12/13/2018	12/14/2026	4,163	4,133	4,163
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.08%[20]	8/23/2022	8/19/2027	2,389	2,354	2,255
	First Lien	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.03%	8/23/2022	8/19/2027	6,222	6,138	5,874
						8,492	8,129
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.85%	2/29/2024	11/3/2027	1,536	1,533	1,536

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(31)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.74%	9/9/2021	9/9/2026	11,806	11,711	11,806
						11,680	11,806
Subtotal: Energy Services (3.09%)*						25,838	25,634
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	853	853	853
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 11.08%	11/6/2023	11/6/2028	3,419	3,419	3,419
						4,272	4,272
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	3/2/2023	5/17/2029	—	(46)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q Current Coupon 10.35%	2/23/2024	5/17/2029	12,000	11,823	12,000
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.35%	2/23/2024	5/17/2029	12,000	11,823	12,000
	First Lien - Term Loan C	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.35%	2/23/2024	5/17/2029	12,000	11,819	12,000
						35,419	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	701
	First Lien	7.50%	12/31/2021	12/31/2025	5,052	5,052	4,855
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	3,802
						10,989	9,358
Subtotal: Environmental Services (5.98%)*						50,680	49,630
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	SOFR+7.50% (Floor 2.00%)/M, Current Coupon 12.05%	8/6/2024	8/6/2029	24,750	24,401	24,404
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.09%	9/14/2023	9/14/2028	10,000	9,880	10,000

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.19%	12/23/2021	12/23/2026	11,875	11,769	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.19%	12/23/2021	12/23/2026	11,875	11,768	9,500
						23,537	21,375
NINJATRADER, INC.	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	12/18/2019	12/18/2026	—	(2)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.24%	12/18/2019	12/18/2026	34,047	33,735	34,047
						33,733	34,047
Subtotal: Financial Services (10.82%)*						91,551	89,826
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+9.75% PIK (Floor 1.00%)/Q, Current Coupon 14.49%	3/11/2022	4/10/2026	12,944	12,903	12,944
	First Lien - Term Loan B16	SOFR+11.75% PIK (Floor 1.00%)/Q, Current Coupon 16.49%	3/11/2022	4/10/2026	12,106	12,057	1,961
						24,960	14,905
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/M, Current Coupon 10.57%[20]	6/21/2024	12/31/2026	14,197	14,015	14,197
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/M, Current Coupon 11.57%[20]	6/21/2024	12/31/2026	14,197	13,969	14,197
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.57%[20]	6/21/2024	12/31/2026	14,197	13,971	14,197
						41,955	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 10.50%[20]	9/30/2022	9/29/2028	707	694	601
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 10.46%[20]	9/30/2022	9/29/2028	3,876	3,813	3,295
						4,507	3,896
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 10.34%	3/6/2024	3/25/2027	2,010	1,980	1,845

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 10.74%[20]	11/30/2023	11/30/2028	1,250	1,177	1,200
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 9.76%	11/30/2023	11/30/2028	10,669	10,448	10,243
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 11.76%	11/30/2023	11/30/2028	10,669	10,446	10,243
	Delayed Draw Term Loan	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 10.76%[20]	11/30/2023	11/30/2028	2,861	2,796	2,746
						24,867	24,432
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+9.00% (Floor 1.00%)	8/10/2021	2/10/2027	—	(38)	—
	First Lien	SOFR+9.00% PIK (Floor 1.00%)/Q, Current Coupon 13.74%	8/10/2021	2/10/2027	21,800	21,572	20,710
						21,534	20,710
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(47)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.79%	12/21/2022	12/21/2027	13,000	12,825	13,000
						12,778	13,000
Subtotal: Food, Agriculture & Beverage (14.62%)*						132,581	121,379
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 11.59%[20]	5/22/2020	5/22/2025	1,450	1,436	1,447
	First Lien	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 11.59%	5/22/2020	5/22/2025	16,290	16,222	16,258
	Delayed Draw Capex Term Loan[10]	SOFR+7.00% (Floor 1.75%)/Q, Current Coupon 11.59%	5/22/2020	5/22/2025	101	98	100
						17,756	17,805
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.59%	2/15/2024	2/15/2029	6,000	5,895	5,718

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	6/7/2023	6/7/2028	—	(27)	—
	First Lien	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.43%[20]	6/7/2023	6/7/2028	17,000	16,819	17,000
						16,792	17,000
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.46%	3/21/2019	3/19/2027	17,882	17,822	16,630
Subtotal: Healthcare Equipment & Supplies (6.88%)*						58,265	57,153
Healthcare Products
ISAGENIX INTERNATIONAL, LLC	First Lien[16]	2.50%, SOFR+4.10% PIK (Floor 1.00%)/Q, Current Coupon 11.25%	3/6/2024	4/14/2028	772	772	162
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(18)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.03%	6/6/2022	6/7/2027	21,701	21,460	21,007
						21,442	21,007
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+5.75% (Floor 1.00%)	4/4/2022	4/3/2028	—	(18)	—
	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.21%	4/4/2022	4/3/2028	8,958	8,851	8,878
	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.22%	11/20/2024	4/3/2028	5,031	4,982	4,982
						13,815	13,860
Subtotal: Healthcare Products (4.22%)*						36,029	35,029
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	16,480	16,480	16,380
	Delayed Draw Term Loan[10]	18.00% PIK	1/31/2023	6/25/2025	577	575	573
						17,055	16,953
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(25)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.59%[20]	2/10/2023	2/10/2028	10,500	10,381	10,500
						10,356	10,500

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.13%	10/31/2023	10/31/2028	500	469	490
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.09%	10/31/2023	10/31/2028	5,500	5,410	5,390
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.09%	10/31/2023	10/31/2028	5,500	5,409	5,390
						11,288	11,270
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.69%	9/6/2023	9/6/2028	20,000	19,674	20,000
	Delayed Draw Term Loan	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.70%[20]	6/20/2024	9/6/2028	15,000	14,719	15,000
						34,393	35,000
CUMBRIA CAPITAL MSO, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.85%	10/28/2024	10/29/2029	500	486	486
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.12%	10/28/2024	10/29/2029	5,400	5,347	5,347
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.85%[20]	10/28/2024	10/29/2029	950	941	941
						6,774	6,774
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/M, Current Coupon 12.68%[20]	4/3/2023	4/3/2028	419	412	376
	First Lien	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/M, Current Coupon 12.58%[20]	4/3/2023	4/3/2028	8,221	8,064	7,374
						8,476	7,750
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(15)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.59%	9/29/2023	9/29/2028	7,500	7,379	7,350
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.59%	9/29/2023	9/29/2028	7,500	7,378	7,350
						14,742	14,700

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/11/2024	12/11/2029	—	(30)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q, Current Coupon 9.90%	12/11/2024	12/11/2029	8,050	7,970	7,970
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 11.90%	12/11/2024	12/11/2029	8,050	7,970	7,970
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)	12/11/2024	12/11/2029	—	—	—
						15,910	15,940
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.24%	5/14/2021	5/14/2026	3,000	2,968	3,000
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.24%	3/21/2023	5/14/2026	7,399	7,354	7,399
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 13.24%	3/21/2023	5/14/2026	7,399	7,354	7,399
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 14.74%	3/21/2023	5/14/2026	5,130	5,064	5,130
	First Lien - Term Loan D	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.24%	10/27/2023	5/14/2026	12,929	12,740	12,929
						35,480	35,857
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/10/2025	—	(4)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.74%	11/9/2018	11/10/2025	14,797	14,797	14,797
						14,793	14,797
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	SOFR+8.50% PIK (Floor 1.00%)/Q, Current Coupon 13.24%	12/23/2024	6/11/2026	411	411	411
	First Lien[16]	SOFR+8.50% PIK (Floor 1.00%)/Q, Current Coupon 13.24%	9/6/2022	6/11/2026	22,240	22,208	13,344
						22,619	13,755

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SUPERIOR HEALTH PARENT LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.33%	12/26/2024	12/26/2030	1,000	978	978
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.33%	12/26/2024	12/26/2030	17,500	17,369	17,369
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/26/2024	12/26/2030	—	(87)	—
						18,260	18,347
TALKNY MANAGEMENT HOLDINGS, LLC[6]	First Lien	SOFR+7.25% (Floor 3.00%)/Q, Current Coupon 11.84%	6/14/2024	6/14/2029	7,500	7,397	7,312
Subtotal: Healthcare Services (25.16%)*						217,543	208,955
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 10.67%	1/3/2023	9/30/2026	6,500	6,432	6,500
	First Lien - Term Loan B15	SOFR+8.00% (Floor 1.50%)/M, Current Coupon 12.67%	1/3/2023	9/30/2026	6,500	6,432	6,500
	First Lien - Term Loan C15	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 10.67%	10/2/2024	9/30/2026	7,810	7,740	7,740
	First Lien - Term Loan D15	SOFR+8.00% (Floor 1.50%)/M, Current Coupon 12.67%	10/2/2024	9/30/2026	7,810	7,740	7,740
						28,344	28,480
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	12/16/2024	12/14/2029	—	(20)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.36%	12/16/2024	12/14/2029	8,000	7,921	7,921
						7,901	7,921
SUREKAP, LLC	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 9.56%[20]	6/24/2024	6/25/2029	19,089	18,925	19,089
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 11.56%[20]	6/24/2024	6/25/2029	19,089	18,924	19,089
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	6/24/2024	6/25/2029	—	—	—
						37,849	38,178

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SYSTEC CORPORATION	Revolving Loan	SOFR+ 8.00% PIK (Floor 1.00%)/Q, Current Coupon 12.74%	8/13/2021	8/13/2025	2,000	1,994	1,800
	First Lien	SOFR+8.00% PIK (Floor 1.00%)/Q, Current Coupon 12.74%	8/13/2021	8/13/2025	6,940	6,915	6,246
	First Lien	—%	11/15/2024	8/13/2025	1,000	1,000	1,000
						9,909	9,046
Subtotal: Industrial Machinery (10.07%)*						84,003	83,625
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	7/7/2023	7/7/2028	—	(42)	—
	First Lien - Term Loan A	SOFR+5.75% (Floor 2.00%)/Q, Current Coupon 10.49%	7/7/2023	7/7/2028	5,100	5,022	5,100
	First Lien - Term Loan B	SOFR+7.75% (Floor 2.00%)/Q, Current Coupon 12.49%	7/7/2023	7/7/2028	5,100	5,022	5,100
	Delayed Draw Term Loan	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.49%	7/7/2023	7/7/2028	3,000	2,949	3,000
						12,951	13,200
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(37)	—
	First Lien[19]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.85%	1/30/2023	1/31/2028	5,900	5,815	5,900
						5,778	5,900
LLFLEX, LLC	First Lien[15]	SOFR+5.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 12.74%	8/16/2021	8/14/2026	10,026	9,941	7,891
SERVERLIFT, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 2.00%)	12/31/2024	12/31/2029	—	(44)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 2.00%)/Q, Current Coupon 9.33%	12/31/2024	12/31/2029	16,000	15,860	15,860
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.33%	12/31/2024	12/31/2029	16,000	15,860	15,860
						31,676	31,720
Subtotal: Industrial Products (7.07%)*						60,346	58,711

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/M, Current Coupon 10.68%	2/9/2024	2/1/2029	440	422	438
	First Lien	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 10.92%	2/9/2024	2/1/2029	9,614	9,448	9,566
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(9)	—
						9,861	10,004
UPS INTERMEDIATE, LLC	First Lien[15]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.36%	7/31/2024	7/27/2029	9,950	9,763	9,652
Subtotal: Industrial Services (2.37%)*						19,624	19,656
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.98%	6/16/2022	6/16/2027	4,346	4,291	3,911
	First Lien[19]	SOFR+6.50%, 2.00% PIK (Floor 1.00%)/Q, Current Coupon 12.98%	6/16/2022	6/16/2027	24,537	24,336	22,082
						28,627	25,993
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.03% (Floor 1.00%)/Q, Current Coupon 12.77%[20]	12/1/2020	12/31/2026	19,749	19,552	19,749
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.65%	5/1/2023	5/1/2028	800	773	800
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.74%	5/1/2023	5/1/2028	8,888	8,757	8,888
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.74%	5/1/2023	5/1/2028	8,888	8,756	8,888
						18,286	18,576

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(28)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.24%	12/7/2022	8/6/2027	6,824	6,737	6,824
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.24%	12/7/2022	8/6/2027	6,824	6,737	6,824
	First Lien - Term Loan C	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.98%	12/31/2024	8/6/2027	11,500	11,385	11,385
	Delayed Draw Term Loan	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.24%	12/7/2022	8/6/2027	1,814	1,775	1,814
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)	12/31/2024	8/6/2027	—	—	—
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						26,991	27,232
FMT SOLUTIONS, LLC	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.49%	11/19/2024	11/19/2029	6,750	6,684	6,684
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(23)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 9.59%	12/1/2023	12/1/2028	5,000	4,938	4,900
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 11.59%	12/1/2023	12/1/2028	5,000	4,938	4,900
						9,853	9,800
Subtotal: Media & Marketing (13.01%)*						109,993	108,034
Movies & Entertainment
CRAFTY APES, LLC[6]	First Lien[8]	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 11.02%	11/20/2024	6/1/2027	3,729	3,554	3,554
	Delayed Draw Term Loan[8,10]	SOFR+6.50% PIK (Floor 1.00%)	11/20/2024	6/1/2027	—	—	—
						3,554	3,554
Subtotal: Movies & Entertainment (0.43%)*						3,554	3,554

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(19)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 11.65%	11/28/2023	11/20/2026	4,836	4,807	4,836
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 13.65%	11/28/2023	11/20/2026	4,836	4,807	4,836
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.65%	11/28/2023	11/20/2026	4,950	4,882	4,950
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.65%	3/16/2018	11/20/2026	4,236	4,199	4,236
						18,676	18,858
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.14%	7/1/2022	7/1/2027	7,560	7,560	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (2.27%)*						26,236	18,858
Research & Consulting Services
FS VECTOR LLC	Revolving Loan[10]	SOFR+5.75% (Floor 2.00%)	4/26/2023	4/26/2028	—	(65)	—
	First Lien - Term Loan A	SOFR+4.75% (Floor 2.00%)/Q, Current Coupon 9.40%[20]	4/26/2023	4/26/2028	15,000	14,778	15,000
	First Lien - Term Loan B	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.40%[20]	4/26/2023	4/26/2028	15,000	14,780	15,000
						29,493	30,000
THE GOBEL GROUP, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	10/29/2024	10/29/2029	—	(10)	—
	First Lien	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.35%	10/29/2024	10/29/2029	4,000	3,961	3,961
						3,951	3,961
Subtotal: Research & Consulting Services (4.09%)*						33,444	33,961

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Restaurants
ONE GROUP, LLC	First Lien	SOFR+8.25% (Floor 1.00%)/M, Current Coupon 12.72%	2/22/2024	10/29/2026	9,719	9,649	9,661
	Delayed Draw Term Loan[10]	SOFR+8.25% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,649	9,661
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(22)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.09%	9/27/2023	9/27/2028	8,000	7,871	7,936
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.09%	9/27/2023	9/27/2028	8,000	7,870	7,936
						15,719	15,872
Subtotal: Restaurants (3.07%)*						25,368	25,533
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	11/25/2022	11/26/2027	—	(23)	—
	First Lien - Term Loan A	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	11/25/2022	11/26/2027	10,000	9,842	9,480
						9,819	9,480
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.59%	1/7/2022	12/22/2026	615	613	601
	First Lien	SOFR+2.00%, 6.00% PIK (Floor 1.00%)/Q, Current Coupon 12.59%	1/7/2022	12/22/2026	7,938	7,902	7,747
						8,515	8,348
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 9.61%	3/4/2024	7/2/2026	2,500	2,452	2,115
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	12/31/2025	—	(8)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.24%	11/1/2019	12/31/2025	750	750	750
						742	750
INFOGAIN CORPORATION	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.21%	5/24/2024	7/28/2028	3,692	3,659	3,692

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(14)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.85%	10/1/2021	10/1/2026	3,816	3,786	3,816
						3,772	3,816
ZENFOLIO INC.	Revolving Loan[10]	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 12.51%	7/17/2017	12/31/2026	1,500	1,482	1,500
	First Lien	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 12.51%	7/17/2017	12/31/2026	19,744	19,614	19,744
						21,096	21,244
Subtotal: Software & IT Services (5.95%)*						50,055	49,445
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.59%	1/18/2022	1/18/2027	500	480	500
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.00%)/Q, Current Coupon 9.85%	1/18/2022	1/18/2027	9,250	9,166	9,250
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.85%	1/18/2022	1/18/2027	9,250	9,164	9,250
						18,810	19,000
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(29)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.74%	10/15/2021	10/15/2026	14,800	14,675	14,800
						14,646	14,800
Subtotal: Specialty Retail (4.07%)*						33,456	33,800
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 10.71%	3/12/2024	12/29/2027	3,427	3,396	2,741
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.74%	9/30/2020	9/30/2027	5,600	5,582	5,550
Subtotal: Technology Products & Components (1.00%)*						8,978	8,291
Telecommunications
BROAD SKY NETWORKS LLC	Unsecured convertible note[9,10,13]	20.00% PIK	4/19/2024	12/13/2028	62	62	59
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 12.25%	3/11/2024	12/22/2024	3,555	3,555	2,830

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.85%	12/6/2021	12/7/2026	12,957	12,849	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 15.85%	12/6/2021	12/7/2026	2,927	2,902	2,195
						15,751	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.25% PIK (Floor 1.00%)/Q, Current Coupon 11.90%	3/19/2024	5/2/2026	2,507	2,507	998
	Third Lien	—%	3/18/2024	5/2/2027	230	230	57
						2,737	1,055
Subtotal: Telecommunications (2.10%)*						22,105	17,477
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.46%	11/9/2021	8/26/2026	6,146	6,121	5,015
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 13.74%	2/10/2023	2/10/2028	10,701	10,485	10,444
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.74%	6/21/2023	6/21/2027	3,525	3,468	3,525
	First Lien - Term Loan	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.74%	6/21/2023	6/21/2027	13,336	11,821	13,336
	First Lien - Term B Loan	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.74%	6/21/2023	6/21/2027	13,336	11,800	13,336
	Delayed Draw Term Loan - A	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.74%	6/21/2023	6/21/2027	1,484	1,465	1,484
	Delayed Draw Term Loan - B	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.74%	6/21/2023	6/21/2027	1,484	1,456	1,484
						30,010	33,165

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LAB LOGISTICS, LLC	Revolving Loan	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.71%[20]	9/17/2024	12/31/2025	279	279	276
	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.71%	2/22/2024	12/31/2025	7,897	7,895	7,818
						8,174	8,094
Subtotal: Transportation & Logistics (6.83%)*						54,790	56,718
Total: Debt Investments (185.75%)*						$1,602,425	$1,542,524

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]

Equity Investments
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	27,000 Class A Units[9,13]		4/15/2024	—	$—	$—	$312
Subtotal: Building & Infrastructure Products (0.04%)*						—	312
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	—	250	317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,366
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,971
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	401
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	395
						1,423	2,767
Subtotal: Business Services (0.54%)*						4,641	4,450
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250 Class A Units[9,13]		9/19/2024	—	—	725	1,043
Subtotal: Commercial Services & Supplies (0.13%)*						725	1,043
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	2,502
HEAT TRAK, LLC	Warrants (Expiration - October 11, 2034)[9,13]		6/12/2023	—	—	1,267	—
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,13]		4/30/2021	—	—	603	675
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	1,349
						636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,018,821.50 Preferred Units[9,13]		3/22/2024	—	—	1,019	1,019
Subtotal: Consumer Products (0.67%)*						5,422	5,545

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,657
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	732
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	—
	169,584.62 Class A-1 Units[9,13]		5/30/2024	—	—	88	—
						1,088	732
CAMPANY ROOF MAINTENANCE, LLC	2,951.56 Class A Units[9,13]		7/26/2024	—	—	295	441
LIFT BRANDS, INC.	1,051 shares of common stock		4/2/2024	—	—	749	263
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	594
RED DOG OPERATIONS HOLDING COMPANY LLC[6]	1,000 Class A Units[9,13]		11/15/2024	—	—	1,000	1,000
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	682
Subtotal: Consumer Services (0.89%)*						5,976	7,369
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC	64,634 shares of common stock		7/15/2024	—	—	1,062	1,062
	Warrants (Expiration - July 15, 2029)		7/15/2024	—	—	—	—
						1,062	1,062
Subtotal: Data Processing & Outsourced Services (0.13%)*						1,062	1,062
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.07%)*						900	598
Education
STUDENT RESOURCE CENTER LLC[6]	355,555.56 Senior Preferred Units		9/11/2024	—	—	356	—
	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						6,201	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,832
Subtotal: Education (0.34%)*						7,201	2,832
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	4
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	2,411
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	2,415
ISLAND PUMP AND TANK, LLC	1,326,389.30 Preferred units[9,13]		3/2/2023	—	—	1,451	2,702

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.62%)*						4,721	5,117
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,13]		3/17/2022	—	—	2,000	539
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	16,268
Subtotal: Financial Services (2.02%)*						4,000	16,807
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,11,13]		6/1/2021	—	—	750	1,708
MAMMOTH BORROWCO, INC.	1,121,655.44 Class A Preferred Units[9,13]		11/30/2023	—	—	1,122	739
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	147
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	73
	130,444 Class A-2 Units[9,13]		12/18/2024	—	—	130	19
						1,630	239
Subtotal: Food, Agriculture & Beverage (0.32%)*						6,502	2,686
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	3,163
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	860
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,11,13]		6/7/2023	—	—	1,000	1,728
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	439
Subtotal: Healthcare Equipment & Supplies (0.75%)*						4,474	6,190
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.	617,803 shares of common stock		12/11/2020	—	—	2,944	—
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,584	—
						5,528	—

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	234
CAVALIER BUYER, INC.	871,972.67 Preferred Units[9,13]		2/10/2023	—	—	930	1,017
	871,972.67 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,065
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	136,944.04 Preferred units[9,13]		4/3/2023	—	—	372	121
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	971
OPCO BORROWER, LLC	1,111.11 shares of common stock[11]		4/26/2024	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	802
	1,100 Class A-1 Units		9/26/2022	—	—	66	196
	16,084 Class A Units		11/9/2018	—	—	1,517	941
						1,785	1,939
SPECTRUM OF HOPE, LLC	1,145,229 Common units[9,13]		2/17/2023	—	—	1,145	—
TALKNY MANAGEMENT HOLDINGS, LLC[6]	1,500,000 Class A-1 Preferred Units[9,13]		6/14/2024	—	—	1,500	1,082
Subtotal: Healthcare Services (0.90%)*						14,493	7,435
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000 Class A Units[9,13]		12/16/2024	—	—	1,000	1,000
SUREKAP, LLC	430,144.53 Common units[9,13]		6/24/2024	—	—	500	1,157
Subtotal: Industrial Machinery (0.26%)*						1,500	2,157
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,336
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	1,959
						1,127	3,295
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,587
SERVERLIFT, LLC	500,000 Class A Units[9,13]		12/31/2024	—	—	500	500
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	8,880
Subtotal: Industrial Products (1.84%)*						4,127	15,262
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,646
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	28
						1,000	1,674
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	620
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	—
						1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	960
OUTERBOX, LLC	11,008.6744 Class A common units[9,13]		6/8/2022	—	—	1,313	1,830
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	—
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	13,936
Subtotal: Media & Marketing (2.63%)*						8,923	21,827
Movies & Entertainment
CRAFTY APES, LLC[6]	1,519.07 Class A Units		11/20/2024	—	—	4,730	4,730
Subtotal: Movies & Entertainment (0.57%)*						4,730	4,730
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84 units of Class A common stock[9,11,13]		11/15/2017	—	—	1,753	7,620
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.92%)*						7,991	7,620
Research & Consulting Services
FS VECTOR LLC	1,280.58 Common units[9,11,13]		4/26/2023	—	—	1,332	1,415
THE GOBEL GROUP, LLC	500,000 Class A-1 Preferred Units[9,13]		10/29/2024	—	—	500	500
	500,000 Class A Common Units[9,13]		10/29/2024	—	—	—	—
						500	500
Subtotal: Research & Consulting Services (0.23%)*						1,832	1,915
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	552
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,247
Subtotal: Software & IT Services (0.70%)*						5,125	5,801
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,634
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	712
						1,500	2,346
Subtotal: Specialty Retail (0.43%)*						2,500	3,566
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,13]		1/4/2021	—	—	2,892	2,376
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	1,012
Subtotal: Technology Products & Components (0.41%)*						4,097	3,388
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,493
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	100
	93,790 Series D Preferred units[9,13]		4/19/2024	—	—	119	193
						1,340	1,786
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.22%)*						1,340	1,786
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000 Class A Units[9,13]		2/10/2023	—	—	2,000	2,189
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	99
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	55
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	55
	Warrants (Expiration - December 18, 2034)[9,13]		12/18/2024	—	—	22	22
						2,146	2,420

CONSOLIDATED SCHEDULE OF INVESTMENTS
(Unaudited)
December 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	8,875
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	10,109
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	7,597
						5,829	26,581
Subtotal: Transportation & Logistics (3.49%)*						7,975	29,001
Total: Equity Investments (19.12%)*						$110,857	$158,762

Total: Investments (204.87%)*						$1,713,282	$1,701,286

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
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. At December 31, 2024, the Company held $1,471.2 million of non-control/non-affiliate investments, which represented approximately 86.5% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 177.2%.
6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2024, the Company held $221.0 million of affiliate investments, which represented approximately 13.0% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 26.6%.

7.Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned. At December 31, 2024, the Company held $9.0 million of control investments, which represented approximately 0.5% of the Company's investment assets. The fair value of these investments as a percent of net assets is 1.1%.
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, approximately 10.3% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of December 31, 2024. Refer to Note 11 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of December 31, 2024, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $114.3 million; cumulative gross unrealized depreciation for federal income tax purposes was $140.2 million. Cumulative net unrealized depreciation was $25.9 million, based on a tax cost of $1,727.2 million.
13.Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of December 31, 2024, represented 204.9% of the Company's net assets or 95.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of December 31, 2024, meaning the Company has ceased to recognize interest income on the investment.
17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted average rate for borrowings under the facility as of December 31, 2024.
21.Unless otherwise noted, all portfolio company headquarters are based in the United States.
22.Portfolio company headquarters are located outside of the United States.
As of December 31, 2024, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
ADS TACTICAL, INC.	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.19%	3/5/2024	3/19/2026	$1,625	$1,609	$1,625
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	—	(97)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/21/2023	4/21/2028	11,250	10,959	11,250
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/21/2023	4/21/2028	11,250	10,962	11,250
						21,824	22,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/S, Current Coupon 11.04%	3/7/2024	10/2/2028	1,794	1,781	1,794
	First Lien	SOFR+5.75% (Floor 0.75%)/S, Current Coupon 11.19%	3/7/2024	10/2/2028	796	781	796
						2,562	2,590
Subtotal: Aerospace & Defense (3.54%)*						25,995	26,715
Building & Infrastructure Products
MAKO STEEL LP	Revolving Loan[10]	SOFR+7.50% (Floor 0.75%)	3/15/2021	3/13/2026	—	(15)	—
	First Lien	SOFR+7.50% (Floor 0.75%)/Q, Current Coupon 12.98%	3/15/2021	3/13/2026	7,727	7,658	7,727
						7,643	7,727
Subtotal: Building & Infrastructure Products (1.02%)*						7,643	7,727
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+5.50% PIK (Floor 2.00%)/M, Current Coupon 10.93%	12/20/2022	12/31/2026	4,250	4,234	4,249
	First Lien - Term Loan B	SOFR+7.50% PIK (Floor 2.00%)/M, Current Coupon 12.93%	12/20/2022	12/31/2026	4,359	4,336	4,359
						8,570	8,608

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GAINS INTERMEDIATE, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/15/2022	12/15/2027	—	(37)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 12.09%	12/15/2022	12/15/2027	7,125	7,012	7,125
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 14.09%	12/15/2022	12/15/2027	7,125	7,011	7,125
						13,986	14,250
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(19)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 12.23%	12/8/2021	6/8/2026	6,637	6,566	6,637
						6,547	6,637
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.59%	5/17/2022	5/17/2027	14,800	14,589	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.58%[20]	11/19/2021	11/19/2026	3,556	3,447	3,449
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%[20]	1/16/2024	11/19/2026	15,967	15,675	15,488
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%[20]	1/16/2024	11/19/2026	15,967	15,674	15,488
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 13.59%	11/19/2021	11/19/2026	4,133	4,067	4,009
						38,863	38,434
Subtotal: Business Services (10.95%)*						82,555	82,729
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured convertible Note	6.00% PIK	7/15/2020	9/30/2024	173	173	173
HEAT TRAK, LLC	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	6/12/2023	6/9/2028	11,500	10,308	11,270
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 13.84%	6/30/2021	6/30/2026	15,929	15,769	15,929

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LASH OPCO, LLC	Revolving Loan	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.17%[20]	12/29/2021	9/18/2025	824	814	808
	First Lien	SOFR+2.65%, 5.10% PIK (Floor 1.00%)/Q, Current Coupon 13.16%	12/29/2021	3/18/2026	16,733	16,477	16,399
						17,291	17,207
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)	2/21/2024	2/21/2029	—	(137)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 11.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 12.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 13.81%	2/21/2024	2/21/2029	11,167	10,947	10,947
						32,704	32,841
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%	3/22/2024	3/21/2029	100	20	98
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.58%	3/22/2024	3/21/2029	15,251	14,948	14,948
						29,916	29,994
YS GARMENTS, LLC	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.92%	3/19/2024	8/9/2026	2,953	2,946	2,401
Subtotal: Consumer Products (14.53%)*						109,107	109,815
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	825	813	825
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	11/9/2021	11/9/2026	24,407	24,116	24,407
	Delayed Draw Term Loan[10]	SOFR+7.25% (Floor 1.00%)	12/15/2023	11/9/2026	—	—	—
						24,929	25,232

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 12.93%	2/1/2024	6/29/2025	2,452	2,452	2,403
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	661	661	601
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	514
						3,678	3,518
POOL SERVICE HOLDINGS, LLC[6]	Revolving Loan	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.82%[20]	12/20/2023	12/20/2028	1,000	981	980
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	12/20/2023	12/20/2028	5,000	4,904	4,900
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.81%	12/20/2023	12/20/2028	600	517	588
						6,402	6,468
ROOF OPCO, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)	8/27/2021	8/27/2026	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	8/27/2021	8/27/2026	13,261	13,079	12,638
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 14.09%	4/12/2023	8/27/2026	13,261	13,079	12,638
						26,129	25,276
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(99)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 11.33%	3/7/2024	3/7/2029	10,000	9,802	9,802
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(49)	—
						9,654	9,802
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%	2/11/2022	12/31/2024	15,719	15,519	15,656
	Delayed Draw Term Loan - B	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/11/2022	12/31/2024	3,940	3,891	3,924
						19,410	19,580
Subtotal: Consumer Services (11.89%)*						90,202	89,876

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(3)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 10.43%	2/22/2024	6/10/2028	2,500	2,471	2,500
						2,468	2,500
LIGHTBOX INTERMEDIATE, L.P.	First Lien	SOFR+5.00%/Q, Current Coupon 10.56%	3/4/2024	5/9/2026	5,444	5,419	5,281
RESEARCH NOW GROUP, INC.	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.07%	3/18/2024	12/20/2024	4,649	4,636	2,804
	Second Lien[16]	SOFR+9.50% (Floor 1.00%)/Q, Current Coupon 15.07%	12/8/2017	12/20/2025	10,500	10,245	2,940
						14,881	5,744
RETAIL SERVICES WIS CORPORATION	First Lien	SOFR+8.35% (Floor 1.00%)/Q, Current Coupon 13.81%	3/7/2024	5/20/2025	2,676	2,658	2,651
Subtotal: Data Processing & Outsourced Services (2.14%)*						25,426	16,176
Distribution
KMS, INC.	First Lien[15]	SOFR+9.25% (Floor 1.00%)/Q, Current Coupon 14.70%	10/4/2021	10/2/2026	17,856	17,720	15,892
Subtotal: Distribution (2.10%)*						17,720	15,892
Education
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,376
WALL STREET PREP, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	7/19/2021	7/20/2026	—	(9)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	7/19/2021	7/20/2026	9,239	9,142	9,239
						9,133	9,239
Subtotal: Education (1.67%)*						18,636	12,615
Energy Services
ACE GATHERING, INC.	Second Lien[15]	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.59%	12/13/2018	12/14/2026	4,793	4,749	4,793

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.77%[20]	8/23/2022	8/19/2027	1,056	1,010	1,056
	First Lien	SOFR+7.25% (Floor 1.00%)/Q, Current Coupon 12.84%	8/23/2022	8/19/2027	7,583	7,473	7,583
						8,483	8,639
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.57%	2/29/2024	11/3/2027	1,546	1,544	1,515
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(46)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/9/2021	9/9/2026	12,541	12,401	12,541
						12,355	12,541
Subtotal: Energy Services (3.64%)*						27,131	27,488
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	1,569	1,569	1,569
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/Q, Current Coupon 11.94%	11/6/2023	11/6/2028	3,123	3,123	3,123
						4,692	4,692
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	3/2/2023	8/3/2026	—	(20)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q Current Coupon 11.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%[20]	2/23/2024	8/3/2026	12,000	11,797	12,000
	First Lien - Term Loan C	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%[20]	2/23/2024	8/3/2026	12,000	11,796	12,000
						35,370	36,000
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2025	729	729	714
	First Lien	7.50%	12/31/2021	12/31/2025	5,091	5,091	4,984
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2026	5,208	5,208	4,917
						11,028	10,615
Subtotal: Environmental Services (6.79%)*						51,090	51,307
Financial Services
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 13.83%	9/14/2023	9/14/2028	10,000	9,862	9,850

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.93%	12/23/2021	12/23/2026	11,875	11,734	11,875
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.93%	12/23/2021	12/23/2026	11,875	11,732	5,106
						23,466	16,981
NINJATRADER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	12/18/2019	12/18/2026	—	(3)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	12/18/2019	12/18/2026	34,698	34,278	34,698
						34,275	34,698
VIDA CAPITAL, INC.	First Lien	SOFR+6.00%/M, Current Coupon 11.44%	3/15/2024	10/1/2026	2,362	2,342	2,065
Subtotal: Financial Services (8.42%)*						69,945	63,594
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A16	SOFR+8.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 15.23%	3/11/2022	4/10/2026	12,944	12,903	10,356
	First Lien - Term Loan B16	SOFR+10.75%, 1.00% PIK (Floor 1.00%)/Q, Current Coupon 17.23%	3/11/2022	4/10/2026	12,106	12,057	7,276
						24,960	17,632
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	6/1/2021	6/1/2026	7,030	6,930	7,030
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.46%[20]	9/30/2022	9/29/2028	454	439	436
	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.45%	9/30/2022	9/29/2028	3,606	3,547	3,461
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 11.48%	9/30/2022	9/29/2028	300	286	288
						4,272	4,185
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 11.31%	3/6/2024	3/25/2027	2,100	2,062	1,681

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.57%[20]	11/30/2023	11/30/2028	1,800	1,713	1,755
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 10.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 12.59%	11/30/2023	11/30/2028	10,750	10,495	10,481
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.58%[20]	11/30/2023	11/30/2028	1,550	1,497	1,511
						24,200	24,228
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	8/10/2021	8/10/2026	—	(47)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	8/10/2021	8/10/2026	21,800	21,536	21,364
						21,489	21,364
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	500	440	500
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.53%	12/21/2022	12/21/2027	13,000	12,791	13,000
	Delayed Draw Term Loan[10]	SOFR+8.00% (Floor 2.00%)	12/21/2022	12/21/2027	—	(23)	—
						13,208	13,500
Subtotal: Food, Agriculture & Beverage (11.86%)*						97,121	89,620
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.46%[20]	5/22/2020	5/22/2025	700	693	700
	First Lien	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	7,540	7,500	7,540
	Delayed Draw Capex Term Loan[10]	SOFR+9.00% (Floor 1.75%)/Q, Current Coupon 14.48%	5/22/2020	5/22/2025	101	94	101
						8,287	8,341
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.31%	2/15/2024	2/15/2029	6,000	5,882	5,882

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	6/7/2023	6/7/2028	—	(33)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.59%	6/7/2023	6/7/2028	5,917	5,813	5,917
						5,780	5,917
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 13.45%	3/21/2019	3/19/2027	16,583	16,505	16,416
Subtotal: Healthcare Equipment & Supplies (4.84%)*						36,454	36,556
Healthcare Products
ISAGENIX INTERNATIONAL, LLC	First Lien	SOFR+5.50% (Floor 1.00%)/S, Current Coupon 11.04%	3/6/2024	4/14/2028	724	724	634
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(23)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.93%	6/6/2022	6/7/2027	22,135	21,826	21,029
						21,803	21,029
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	4/4/2022	4/3/2028	—	(22)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	4/4/2022	4/3/2028	10,016	9,873	10,016
						9,851	10,016
Subtotal: Healthcare Products (4.19%)*						32,378	31,679
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00% PIK	12/11/2020	6/25/2025	14,364	14,364	14,206
	Delayed Draw Term Loan	18.00% PIK	1/31/2023	6/25/2025	433	430	428
						14,794	14,634
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(31)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.45%	2/10/2023	2/10/2028	6,500	6,392	6,500
						6,361	6,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	10/31/2023	10/31/2028	—	(37)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	10/31/2023	10/31/2028	5,500	5,397	5,390

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	10/31/2023	10/31/2028	5,500	5,396	5,390
						10,756	10,780
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.43%	9/6/2023	9/6/2028	15,000	14,725	15,000
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)	9/6/2023	9/6/2028	—	(44)	—
						14,681	15,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.44%[20]	4/3/2023	4/3/2028	719	703	653
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	4/3/2023	4/3/2028	7,975	7,796	7,242
						8,499	7,895
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	9/29/2023	9/29/2028	—	(18)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 14.33%	9/29/2023	9/29/2028	7,500	7,361	7,297
						14,704	14,594
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	5/14/2021	5/14/2026	5,000	4,955	5,000
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	3/21/2023	5/14/2026	7,424	7,355	7,395
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	3/21/2023	5/14/2026	7,424	7,355	7,424
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 15.48%	3/21/2023	5/14/2026	5,148	5,051	5,148
	First Lien - Term Loan D	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	10/27/2023	5/14/2026	12,973	12,695	12,973
						37,411	37,940

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
OPCO BORROWER, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	8/19/2022	8/19/2027	—	(6)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.91%	8/19/2022	8/19/2027	8,661	8,600	8,661
	Second Lien	12.50%	8/19/2022	2/19/2028	3,000	2,792	3,000
						11,386	11,661
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/12/2024	—	—	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	11/9/2018	11/12/2024	14,906	14,889	14,906
						14,889	14,906
SPECTRUM OF HOPE, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.48%	9/6/2022	6/11/2024	22,188	22,130	20,833
VERSICARE MANAGEMENT LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/18/2022	8/18/2027	—	(34)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	8/18/2022	8/18/2027	12,200	11,994	12,200
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.59%	7/14/2023	8/18/2027	12,200	11,994	12,200
						23,954	24,400
Subtotal: Healthcare Services (23.71%)*						179,565	179,143
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+5.50% (Floor 1.50%)/M, Current Coupon 10.94%	1/3/2023	9/30/2026	6,500	6,406	6,500
	First Lien - Term Loan B15	SOFR+7.50% (Floor 1.50%)/M, Current Coupon 12.94%	1/3/2023	9/30/2026	6,500	6,407	6,500
						12,813	13,000
SYSTEC CORPORATION	Revolving Loan	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%[20]	8/13/2021	8/13/2025	2,000	1,986	1,984
	First Lien	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 12.98%	8/13/2021	8/13/2025	8,440	8,375	8,372
						10,361	10,356
Subtotal: Industrial Machinery (3.09%)*						23,174	23,356

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	7/7/2023	7/7/2028	—	(51)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	7/7/2023	7/7/2028	5,100	5,009	4,998
	Delayed Draw Term Loan	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 12.48%	7/7/2023	7/7/2028	3,000	2,944	3,000
						12,911	12,996
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(45)	—
	First Lien[19]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.59%	1/30/2023	1/31/2028	6,004	5,903	6,004
						5,858	6,004
LLFLEX, LLC	First Lien[15]	SOFR+9.00%, 0.50% PIK (Floor 1.00%)/Q, Current Coupon 14.98%	8/16/2021	8/14/2026	10,795	10,662	9,176
THE PRODUCTO GROUP, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.44%	12/31/2021	12/31/2026	17,447	17,218	17,447
Subtotal: Industrial Products (6.04%)*						46,649	45,623
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(21)	—
	First Lien	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 11.66%	2/9/2024	2/1/2029	9,798	9,607	9,607
	Delayed Draw Term Loan[10]	SOFR+6.25% (Floor 1.50%)	2/9/2024	2/1/2029	—	(11)	—
						9,575	9,607
USA DEBUSK, LLC	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	2/25/2020	9/8/2026	11,381	11,285	11,381
	First Lien	SOFR+6.50% (Floor 1.00%)/M, Current Coupon 11.93%	11/21/2023	9/8/2026	1,660	1,631	1,660
						12,916	13,041
Subtotal: Industrial Services (3.00%)*						22,491	22,648

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 11.95%	6/16/2022	6/16/2027	3,346	3,313	2,676
	First Lien[19]	SOFR+6.50%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 14.95%	6/16/2022	6/16/2027	23,372	23,131	18,698
						26,444	21,374
ACCELERATION, LLC	Revolving Loan[10]	SOFR+8.75% (Floor 1.00%)	6/13/2022	6/14/2027	—	(64)	—
	First Lien - Term Loan A	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 13.34%	6/13/2022	6/14/2027	8,917	8,791	8,917
	First Lien - Term Loan B	SOFR+8.75% (Floor 1.00%)/Q, Current Coupon 14.34%	6/13/2022	6/14/2027	8,917	8,790	8,917
	First Lien - Term Loan C	SOFR+9.75% (Floor 1.00%)/Q, Current Coupon 15.34%	6/13/2022	6/14/2027	8,917	8,789	8,917
						26,306	26,751
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.11% (Floor 1.00%)/Q, Current Coupon 13.59%[20]	12/1/2020	12/1/2025	19,550	19,283	19,550
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	5/1/2023	5/1/2028	—	(32)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 11.48%	5/1/2023	5/1/2028	8,955	8,801	8,785
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 13.48%	5/1/2023	5/1/2028	8,955	8,800	8,776
						17,569	17,561
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	12/7/2022	8/6/2027	—	(35)	—
	First Lien - Term Loan A	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,656	7,777
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	7,777	7,655	7,777
	Delayed Draw Term Loan	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.98%	12/7/2022	8/6/2027	2,068	2,025	2,068
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						17,686	18,007

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/M, Current Coupon 10.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/M, Current Coupon 12.33%	12/1/2023	12/1/2028	5,000	4,929	4,930
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/1/2023	12/1/2028	—	(18)	—
						9,813	9,860
INFOLINKS MEDIA BUYCO, LLC	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 11.18%	11/1/2021	10/30/2026	8,171	8,068	8,171
OUTERBOX, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	6/8/2022	6/8/2027	—	(19)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	6/8/2022	6/8/2027	14,625	14,468	14,522
						14,449	14,522
Subtotal: Media & Marketing (17.97%)*						139,618	135,796
Movies & Entertainment
CRAFTY APES, LLC	First Lien[8]	SOFR+9.25% PIK (Floor 1.00%)/M, Current Coupon 14.58%	6/9/2021	10/31/2025	16,644	16,576	15,778
Subtotal: Movies & Entertainment (2.09%)*						16,576	15,778
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(26)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 14.43%	11/28/2023	11/20/2026	4,872	4,834	4,872
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/28/2023	11/20/2026	4,988	4,897	4,987
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	3/16/2018	11/20/2026	4,269	4,223	4,269
	Unsecured convertible note[9,13]	25.00% PIK	12/21/2021	12/31/2024	144	144	136
						18,906	19,136

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 14.94%	7/1/2022	7/1/2027	7,560	7,560	4,914
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (3.18%)*						26,466	24,050
Research & Consulting Services
FS VECTOR LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/26/2023	4/26/2028	—	(33)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.98%	4/26/2023	4/26/2028	9,000	8,845	8,919
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.98%	4/26/2023	4/26/2028	9,000	8,846	8,919
						17,658	17,838
Subtotal: Research & Consulting Services (2.36%)*						17,658	17,838
Restaurants
ONE GROUP, LLC	First Lien	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 12.44%	2/22/2024	10/29/2026	9,972	9,876	9,876
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,876	9,876
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(27)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 11.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 13.83%	9/27/2023	9/27/2028	8,000	7,852	7,840
						15,677	15,680
Subtotal: Restaurants (3.38%)*						25,553	25,556
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	11/25/2022	11/26/2027	—	(29)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	5,000	4,921	5,000
	Delayed Draw Term Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	11/25/2022	11/26/2027	7,500	7,350	7,500
						12,242	12,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	615	612	615
	First Lien	SOFR+0.00%, 8.00% PIK (Floor 1.00%)/Q, Current Coupon 13.56%	1/7/2022	12/22/2026	7,505	7,461	7,505
						8,073	8,120
COREL, INC.[9,22]	First Lien	SOFR+5.00% /Q, Current Coupon 10.44%	3/4/2024	7/2/2026	4,862	4,791	4,794
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	11/1/2024	—	(5)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 14.98%	11/1/2019	11/1/2024	1,000	998	1,000
						993	1,000
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(20)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.59%	10/1/2021	10/1/2026	5,000	4,945	5,000
						4,925	5,000
ZENFOLIO INC.	Revolving Loan[10]	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%	7/17/2017	12/31/2026	2,000	1,976	1,980
	First Lien	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 14.48%[20]	7/17/2017	12/31/2026	19,744	19,577	19,547
						21,553	21,527
Subtotal: Software & IT Services (7.01%)*						52,577	52,941
Specialty Chemicals
SOUTH COAST TERMINALS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)	12/13/2021	12/11/2026	—	(21)	—
	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	12/13/2021	12/11/2026	14,413	14,243	14,269
						14,222	14,269
Subtotal: Specialty Chemicals (1.89%)*						14,222	14,269

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 12.09%	1/18/2022	1/18/2027	500	472	500
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 11.09%	1/18/2022	1/18/2027	9,250	9,139	9,250
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 13.09%	1/18/2022	1/18/2027	9,250	9,136	9,250
						18,747	19,000
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(41)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	10/15/2021	10/15/2026	15,100	14,926	15,100
						14,885	15,100
RTIC SUBSIDIARY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.17%[20]	9/1/2020	9/1/2025	1,068	1,063	1,060
	First Lien	SOFR+7.75% (Floor 1.25%)/M, Current Coupon 13.18%	9/1/2020	9/1/2025	5,684	5,660	5,639
						6,723	6,699
Subtotal: Specialty Retail (5.40%)*						40,355	40,799
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 11.74%	3/12/2024	12/29/2027	3,496	3,460	3,216
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 12.48%	9/30/2020	9/30/2025	5,675	5,645	5,590
	Unsecured convertible note[9,13]	12.00% PIK	2/7/2022	3/31/2026	75	75	75
						5,720	5,665
Subtotal: Technology Products & Components (1.18%)*						9,180	8,881
Telecommunications
INTERMEDIA HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/M, Current Coupon 11.43%	3/14/2024	7/21/2025	5,231	5,209	5,178
LOGIX HOLDINGS COMPANY, LLC	First Lien	P+4.75% (Floor 2.00%)/Q, Current Coupon 13.25%	3/11/2024	12/22/2024	3,555	3,551	2,755

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 13.59%	12/6/2021	12/7/2026	12,957	12,802	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 16.59%	12/6/2021	12/7/2026	2,927	2,891	2,195
						15,693	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.00% PIK (Floor 1.00%)/Q, Current Coupon 12.49%	3/19/2024	5/2/2026	2,409	2,409	923
	Third Lien	—	3/18/2024	5/2/2027	230	230	54
						2,639	977
Subtotal: Telecommunications (2.97%)*						27,092	22,443
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 13.43%	11/9/2021	8/26/2026	6,521	6,483	5,934
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 14.48%	2/10/2023	2/10/2028	9,575	9,361	9,096
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan[10]	SOFR+9.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 16.48%	6/21/2023	6/21/2027	2,468	2,411	2,468
	First Lien - Term Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	13,038	11,186	13,038
	First Lien - Term B Loan	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	13,038	11,174	13,038
	Delayed Draw Term Loan - A10	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 15.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
	Delayed Draw Term Loan - B10	SOFR+10.00%, 2.00% PIK (Floor 2.00%)/Q, Current Coupon 17.48%	6/21/2023	6/21/2027	1,058	1,034	1,058
						26,839	30,660

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LAB LOGISTICS, LLC	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 12.68%[20]	2/22/2024	9/25/2024	7,958	7,954	7,959
Subtotal: Transportation & Logistics (7.10%)*						50,637	53,649
Total: Debt Investments (177.93%)*						$1,383,216	$1,344,559

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Equity Investments
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	$—	$250	$317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,164
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,346
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	273
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	269
						1,423	1,888
Subtotal: Business Services (0.45%)*						4,641	3,369
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	646
HEAT TRAK, LLC	Warrants (Expiration - June 9, 2033)[9,13]		6/12/2023	—	—	1,104	742
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,11,13]		4/30/2021	—	—	603	644
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	787
						636	1,431
TRU FRAGRANCE & BEAUTY LLC	1,000,000 Preferred Units[9,13]		3/22/2024	—	—	1,000	1,000
Subtotal: Consumer Products (0.51%)*						5,240	3,819
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	3,319
POOL SERVICE PARTNERS, INC.[6]	10,000 Common units[9,13]		12/20/2023	—	—	1,000	1,384
ROOF OPCO, LLC	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	775
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	262
						1,000	1,037
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	500
Subtotal: Consumer Services (0.83%)*						3,844	6,240
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	598
Subtotal: Distribution (0.08%)*						900	598

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Education
STUDENT RESOURCE CENTER LLC[6]	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						5,845	—
WALL STREET PREP, INC.	1,000,000 Class A-1 Preferred Shares[9,13]		7/19/2021	—	—	1,000	2,012
Subtotal: Education (0.27%)*						6,845	2,012
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	5
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	3,170
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	3,175
ISLAND PUMP AND TANK, LLC	1,204,099.26 Preferred units[9,13]		3/2/2023	—	—	1,212	2,325
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.73%)*						4,482	5,500
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33 Class A-3 Preferred units[9,11,13]		3/17/2022	—	—	2,000	1,362
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	17,771
Subtotal: Financial Services (2.53%)*						4,000	19,133
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	3,000,000 units of Class A common stock[9,13]		4/10/2018	—	—	3,000	—
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,13]		6/1/2021	—	—	750	1,815
MAMMOTH BORROWCO, INC.	1,000,000 Class A Preferred Units[9,13]		11/30/2023	—	—	1,000	1,000
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	633
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	316
						1,500	949
Subtotal: Food, Agriculture & Beverage (0.50%)*						6,250	3,764
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	1,360
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	1,250
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,13]		6/7/2023	—	—	1,000	1,460

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	751
Subtotal: Healthcare Equipment & Supplies (0.64%)*						4,474	4,821
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,11,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.	374,543 shares common stock		12/11/2020	—	—	1,785	1,173
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,198	1,030
						3,983	2,203
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	619
CAVALIER BUYER, INC.	690,324 Preferred Units[9,13]		2/10/2023	—	—	690	726
	690,324 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						690	726
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,000
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	108,211.4 Preferred units[9,13]		4/3/2023	—	—	343	323
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	1,000
OPCO BORROWER, LLC	Warrants (Expiration - August 19, 2029)		8/19/2022	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	762
	1,100 Class A-1 Units		9/26/2022	—	—	66	183
	16,084 Class A Units		11/9/2018	—	—	1,517	747
						1,785	1,692
SPECTRUM OF HOPE, LLC	1,074,786 Common units[9,13]		2/17/2023	—	—	1,075	661
Subtotal: Healthcare Services (1.22%)*						11,109	9,230
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,228
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	355
						1,127	1,583
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,064
THE PRODUCTO GROUP, LLC	1,500,000 Class A units[9,11,13]		12/31/2021	—	—	1,500	12,054
Subtotal: Industrial Products (2.08%)*						3,627	15,701
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,554
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,554

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,063
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,063
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	833
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	167
						1,000	1,000
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	1,121
OUTERBOX, LLC[6]	6,308.2584 Class A common units[9,13]		6/8/2022	—	—	631	581
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	1,958
VISTAR MEDIA INC.	171,617 shares of Series A preferred stock[9,13]		4/3/2019	—	—	1,874	8,485
Subtotal: Media & Marketing (2.32%)*						8,241	17,506
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	142,278.89 units of Class A common stock[9,13]		11/15/2017	—	—	1,600	5,258
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.70%)*						7,838	5,258
Research & Consulting Services
FS VECTOR LLC	1,000 Common units[9,11,13]		4/26/2023	—	—	1,000	1,000
Subtotal: Research & Consulting Services (0.13%)*						1,000	1,000
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	1,000
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	—
	360.06 Class A-1 units		1/10/2022	—	—	360	—
						1,360	—
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	3,466
Subtotal: Software & IT Services (0.86%)*						5,125	6,468
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,781
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	757
						1,500	2,538
Subtotal: Specialty Retail (0.50%)*						2,500	3,758
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,11,13]		1/4/2021	—	—	2,892	9,505
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	583
Subtotal: Technology Products & Components (1.33%)*						4,097	10,088
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,393
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	159
						1,221	1,552
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	—
Subtotal: Telecommunications (0.21%)*						1,221	1,552
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	1,500,000 Class A Units[9,13]		2/10/2023	—	—	1,500	1,584
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	42
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	24
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	24
						1,624	1,674
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	4,005
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	3,869
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	2,374
						5,829	10,248
Subtotal: Transportation & Logistics (1.58%)*						7,453	11,922
Total: Equity Investments (17.47%)*						$93,487	$132,002

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]

Total: Investments (195.40%)*						$1,476,703	$1,476,561

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

On December 9, 2024, the Company received a "green light" letter from the SBA inviting the Company to file its application to obtain a license to operate a second SBIC subsidiary. Receipt of a green light letter provides no assurances that the SBA will ultimately issue an SBIC license, and the Company has received no assurance or indication from the SBA as such, or of a timeframe in which it would receive its second SBIC license, should one be granted.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2024 and 2023. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of December 31, 2024, the Company had 89.7% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

(1)securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company," or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission (the "SEC");
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
The two Diversification Requirements must be satisfied quarterly. If a RIC satisfies the Diversification Requirements for one quarter, and then, due solely to fluctuations in market value, fails to meet one of the Diversification Requirements in the next quarter, it retains RIC tax treatment. A RIC that fails to meet the Diversification Requirements as a result of a non-qualified acquisition may be subject to excess taxes unless the non-qualified acquisition is disposed of and the Diversification Requirements are satisfied within 30 days of the close of the quarter in which the Diversification Requirements are failed.

For the quarter ended December 31, 2024, the Company satisfied all RIC requirements and had 11.1% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At December 31, 2024 and March 31, 2024, cash held in money market funds amounted to $22.1 million and $18.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2024 and March 31, 2024, cash balances totaling $34.5 million and $30.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2024, investments on non-accrual status represented approximately 2.7% of our total investment portfolio at fair value and approximately 5.2% at cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio at fair value and approximately 3.9% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the three months ended December 31, 2024, we had two investments for which we stopped accruing PIK interest. For the nine months ended December 31, 2024, we had seven investments for which we stopped accruing PIK interest. For the year ended March 31, 2024, we had five investments for which we stopped accruing PIK interest. For the three months ended December 31, 2024 and 2023, approximately 6.2% and 8.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the nine months ended December 31, 2024 and 2023, approximately 5.7% and 5.5%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in

Note 5) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below), the August 2028 Notes (as defined below), the 2029 Convertible Notes (as defined below) and the SBA Debentures.

Equity Offering Costs Offering costs include SEC registration fees, legal fees and accounting fees incurred. The Company’s offering costs are charged against the proceeds from equity offerings when proceeds are received.

Earnings Per Share The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed using the if-converted method for convertible debt, which reflects the potential dilution that would occur if all of the notes were converted as of the beginning of the reporting period (or the date of issuance, if later). The if-converted method is computed by dividing the net increase (decrease) in net assets resulting from operations (adjusted to reverse any recognized interest expense), by the weighted average number of shares of common stock assuming all potential shares had been converted, and the additional shares of common stock were dilutive.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10.8 years. The operating lease is included as an operating lease right-of-use ("ROU") asset and operating lease liability in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and nine ended December 31, 2024 and 2023.

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

Recently Issued or Adopted Accounting Standards In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company has evaluated the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity's expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2024:
First lien loans[1,2]	$1,515,142	89.1%	182.4%	$1,572,938	91.8%
Second lien loans[2]	26,160	1.5	3.2	28,073	1.6
Subordinated debt[3]	1,222	0.1	0.1	1,414	0.1
Preferred equity	85,216	5.0	10.3	63,438	3.7
Common equity & warrants	73,546	4.3	8.9	47,419	2.8
	$1,701,286	100.0%	204.9%	$1,713,282	100.0%

March 31, 2024:
First lien loans[1,2]	$1,309,449	88.7%	173.3%	$1,340,555	90.8%
Second lien loans[2]	33,774	2.3	4.5	41,654	2.8
Subordinated debt[3]	1,336	0.1	0.2	1,007	0.1
Preferred equity	71,127	4.8	9.4	56,708	3.8
Common equity & warrants	60,875	4.1	8.0	36,779	2.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2024 and March 31, 2024, the fair value of the first lien last out loans are $23.3 million and $35.3 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2024 and March 31, 2024, the fair value of the split lien term loans included in first lien loans was $61.4 million and $43.7 million, respectively. As of December 31, 2024 and March 31, 2024, the fair value of the split lien term loans included in second lien loans was $20.2 million and $20.7 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million and $0.4 million as of December 31, 2024 and March 31, 2024, respectively.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2024:
Healthcare Services	$216,390	12.7%	26.1%	$232,036	13.5%
Media & Marketing	129,861	7.6	15.6	118,916	6.9
Food, Agriculture & Beverage	124,065	7.3	14.9	139,083	8.1
Consumer Services	118,112	7.0	14.2	120,008	7.0
Consumer Products	117,336	6.9	14.1	117,795	6.9
Financial Services	106,633	6.3	12.9	95,551	5.6
Industrial Machinery	85,782	5.1	10.3	85,503	5.0
Transportation & Logistics	85,719	5.0	10.3	62,765	3.7
Business Services	82,023	4.8	9.9	84,977	5.0
Industrial Products	73,973	4.3	8.9	64,473	3.8
Healthcare Equipment & Supplies	63,343	3.7	7.6	62,739	3.7
Software & IT Services	55,246	3.3	6.7	55,180	3.2
Aerospace & Defense	55,057	3.2	6.6	54,040	3.1
Environmental Services	54,747	3.2	6.6	55,401	3.2
Specialty Retail	37,366	2.2	4.5	35,956	2.1
Research & Consulting Services	35,876	2.1	4.3	35,276	2.1
Education	35,787	2.1	4.3	45,859	2.7
Healthcare Products	35,292	2.1	4.3	36,629	2.1
Pharmaceuticals, Biotechnology & Life Sciences	26,478	1.5	3.2	34,227	2.0
Energy Services	25,634	1.5	3.1	25,838	1.5
Restaurants	25,533	1.5	3.1	25,368	1.5
Industrial Services	19,656	1.2	2.4	19,624	1.1
Telecommunications	19,263	1.1	2.3	23,445	1.4
Commercial Services & Supplies	16,867	1.0	2.0	16,143	0.9
Building & Infrastructure Products	16,485	1.0	2.0	16,092	0.9
Technology Products & Components	11,679	0.7	1.4	13,075	0.8
Distribution	10,395	0.6	1.3	20,366	1.2
Data Processing & Outsourced Services	8,404	0.5	1.0	8,633	0.5
Movies & Entertainment	8,284	0.5	1.0	8,284	0.5
	$1,701,286	100.0%	204.9%	$1,713,282	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Healthcare Services	$188,373	12.8%	24.9%	$190,674	12.9%
Media & Marketing	153,302	10.4	20.3	147,859	10.0
Consumer Products	113,634	7.7	15.0	114,347	7.7
Business Services	86,098	5.8	11.4	87,196	5.8
Consumer Services	96,116	6.5	12.7	94,046	6.4
Food, Agriculture & Beverage	93,384	6.3	12.4	103,371	7.0
Financial Services	82,727	5.6	10.9	73,945	5.0
Transportation & Logistics	65,571	4.4	8.7	58,090	3.9
Industrial Products	61,324	4.2	8.1	50,276	3.4
Software & IT Services	59,409	4.0	7.9	57,702	3.9
Environmental Services	56,807	3.8	7.5	55,572	3.8
Specialty Retail	44,557	3.0	5.9	42,855	2.9
Healthcare Equipment & Supplies	41,377	2.8	5.5	40,928	2.8
Healthcare Products	31,942	2.2	4.2	32,978	2.2
Pharmaceuticals, Biotechnology & Life Sciences	29,308	2.0	3.9	34,304	2.3
Energy Services	27,488	1.9	3.6	27,131	1.8
Aerospace & Defense	26,715	1.8	3.5	25,995	1.8
Restaurants	25,556	1.7	3.4	25,553	1.7
Telecommunications	23,995	1.6	3.2	28,313	2.0
Industrial Machinery	23,356	1.6	3.1	23,174	1.6
Industrial Services	22,648	1.5	3.0	22,491	1.5
Technology Products & Components	18,969	1.3	2.5	13,277	0.9
Research & Consulting Services	18,838	1.3	2.5	18,658	1.3
Distribution	16,490	1.1	2.2	18,620	1.3
Data Processing & Outsourced Services	16,176	1.1	2.1	25,426	1.7
Movies & Entertainment	15,778	1.1	2.1	16,576	1.1
Education	14,627	1.0	1.9	25,481	1.7
Specialty Chemicals	14,269	1.0	1.9	14,222	1.0
Building & Infrastructure Products	7,727	0.5	1.0	7,643	0.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2024 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2024:
Northeast	$448,665	26.4%	54.0%	$434,739	25.4%
West	360,362	21.2	43.4	358,255	20.9
Southeast	317,635	18.7	38.3	339,576	19.8
Southwest	311,483	18.3	37.5	306,613	17.9
Midwest	215,004	12.6	25.9	229,156	13.4
International	48,137	2.8	5.8	44,943	2.6
	$1,701,286	100.0%	204.9%	$1,713,282	100.0%

March 31, 2024:
Northeast	$381,897	25.9%	50.5%	$370,566	25.1%
West	325,666	22.1	43.1	322,616	21.8
Southwest	247,526	16.7	32.8	259,991	17.6
Midwest	241,828	16.4	32.0	243,971	16.5
Southeast	231,842	15.7	30.7	233,042	15.8
International	47,802	3.2	6.3	46,517	3.2
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

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
As of December 31, 2024 and March 31, 2024, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2024 and March 31, 2024 (in thousands):

		Fair Value Measurements
		at December 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,515,142	$—	$—	$1,515,142
Second lien loans	26,160	—	—	26,160
Subordinated debt	1,222	—	—	1,222
Preferred equity	85,216	—	—	85,216
Common equity & warrants	73,546	—	—	73,546
Total Investments	$1,701,286	$—	$—	$1,701,286

		Fair Value Measurements
		at March 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,309,449	$—	$—	$1,309,449
Second lien loans	33,774	—	—	33,774
Subordinated debt	1,336	—	—	1,336
Preferred equity	71,127	—	—	71,127
Common equity & warrants	60,875	—	—	60,875
Total Investments	$1,476,561	$—	$—	$1,476,561

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2024 and March 31, 2024. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,322,677	Discount Rate	5.2% - 73.9%	13.8%
			Third Party Broker Quote	21.0 - 100.0	91.5
	Market Approach	177,560	Cost	95.3 - 100.0	98.9
	Enterprise Value Waterfall Approach	14,905	EBITDA Multiple	7.5x - 9.0x	7.5x
			Discount Rate	18.9% - 45.4%	18.9%
Second lien loans	Income Approach	26,160	Discount Rate	10.6% - 38.6%	14.4%
Subordinated debt	Income Approach	605	Discount Rate	14.1% - 14.1%	14.1%
			Third Party Broker Quote	24.8 - 24.8	24.8
	Market Approach	59	Cost	95.1 - 95.1	95.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	6.1x - 7.8x	6.6x
			Discount Rate	14.5% - 17.3%	15.4%
Preferred equity	Enterprise Value Waterfall Approach	82,716	EBITDA Multiple	4.3x - 17.0x	9.7x
			Discount Rate	12.2% - 45.4%	15.8%
	Market Approach	2,500	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	73,024	EBITDA Multiple	4.0x - 15.5x	8.1x
			Discount Rate	11.5% - 24.6%	15.0%
	Market Approach	522	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,701,286

		Fair Value at	Significant
	Valuation	March 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,211,447	Discount Rate	5.5% - 43.8%	13.4%
			Third Party Broker Quote	38.3 - 100.0	92.4
	Market Approach	98,002	Cost	98.0 - 99.0	98.1
Second lien loans	Income Approach	33,774	Discount Rate	13.4% - 33.3%	15.6%
			Third Party Broker Quote	28.0 - 28.0	28.0
Subordinated debt	Income Approach	568	Discount Rate	18.7% - 18.7%	18.7%
			Third Party Broker Quote	23.3 - 23.3	23.3
	Market Approach	210	Cost	94.0 - 100.0	96.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.7x - 7.9x	6.4x
			Discount Rate	13.2% - 18.6%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	68,877	EBITDA Multiple	4.3x - 17.0x	9.9x
			Discount Rate	10.3% - 38.0%	16.7%
	Market Approach	2,250	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	60,375	EBITDA Multiple	4.7x - 15.6x	8.6x
			Discount Rate	10.3% - 30.2%	16%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,476,561

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and nine ended December 31, 2024 and 2023, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2024 and 2023 (in thousands):

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments[1,2]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value December 31, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(39,763)	$466,533	$(197,759)	$8,720	$(27,308)	$(4,730)	$1,515,142	$(28,533)
Second lien loans	33,774	(3,011)	18	(3,629)	70	—	(1,062)	26,160	(1,130)
Subordinated debt	1,336	43	57	(75)	14	—	(153)	1,222	34
Preferred equity	71,127	7,359	6,730	—	—	—	—	85,216	7,359
Common equity & warrants	60,875	2,031	4,695	—	—	—	5,945	73,546	2,830
Total Investments	$1,476,561	$(33,341)	$478,033	$(201,463)	$8,804	$(27,308)	$—	$1,701,286	$(19,440)

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[3]	Fair Value December 31, 2023	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(9,874)	$307,934	$(139,778)	$7,925	$(13,875)	$(6,961)	$1,146,355	$(4,920)
Second lien loans	35,820	989	187	(2,596)	214	—	—	34,614	987
Subordinated debt	791	(28)	—	(20)	25	—	—	768	(28)
Preferred equity	63,393	(5,532)	7,886	—	—	(273)	3,170	68,644	(5,430)
Common equity & warrants	54,144	622	5,757	—	—	(3,858)	3,791	60,456	390
Total Investments	$1,155,132	$(13,823)	$321,764	$(142,394)	$8,164	$(18,006)	$—	$1,310,837	$(9,001)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"). See Note 11 - Related Party Transactions for more information.
3Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2024, the Company’s asset coverage was 209%.

The Company had the following borrowings outstanding as of December 31, 2024 and March 31, 2024 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value	Estimated Fair Value(2)
December 31, 2024
SBA Debentures	$175,000	$(4,279)	$170,721	$161,364
Corporate Credit Facility	190,000	—	190,000	190,000
SPV Credit Facility	118,000	—	118,000	118,000
October 2026 Notes	150,000	(1,346)	148,654	129,411
August 2028 Notes	71,875	(1,800)	70,075	74,118
2029 Convertible Notes	230,000	(7,256)	222,744	222,976
	$934,875	$(14,681)	$920,194	$895,869

March 31, 2024
SBA Debentures	$153,000	$(4,305)	$148,695	$141,638
Corporate Credit Facility	265,000	—	265,000	265,000
SPV Credit Facility	—	—	—	—
January 2026 Notes	140,000	(612)	139,388	118,249
October 2026 Notes	150,000	(1,923)	148,077	127,150
August 2028 Notes	71,875	(2,182)	69,693	74,261
	$779,875	$(9,022)	$770,853	$726,298
o
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the January 2026 Notes, the October 2026 Notes and the 2029 Convertible Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes is based on the closing price of the security on The Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate.

Credit Facilities

As of December 31, 2024, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three and nine months ended December 31, 2024, the weighted average interest rate on the Credit Facilities was 7.20% and 7.54%, respectively, and the average debt outstanding under the Credit Facilities was $283.9 million and $190.3 million, respectively.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by SBIC I and SPV). As of December 31, 2024, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by SBIC I and SPV. As of December 31, 2024 and 2023, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense and unused commitment fees	$3,694	$4,712	$11,470	$13,232
Amortization of deferred financing costs	577	526	1,684	1,266
Total interest and amortization of deferred financing costs	$4,271	$5,238	$13,154	$14,498

Weighted average effective interest rate	7.19%	7.88%	7.53%	7.61%
Average borrowings	$179,511	$224,728	$134,665	$162,915

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

The SPV Credit Facility is secured by all of the assets of SPV. As of December 31, 2024, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense and unused commitment fees	$2,147	$—	$5,067	$—
Amortization of deferred financing costs	114	—	318	—
Total interest and amortization of deferred financing costs	$2,261	$—	$5,385	$—

Weighted average effective interest rate	7.23%	—%	7.54%	—%
Average borrowings	$104,435	$—	$55,664	$—

Unsecured Notes

The unsecured notes described below are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's existing and future secured indebtedness, including borrowings under the Credit Facilities and the SBA Debentures.

January 2026 Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "Existing January 2026 Notes"). The Existing January 2026 Notes were issued at par. In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes (the "Additional January 2026 Notes" together with the Existing January 2026 Notes, the "January 2026 Notes"). The Additional January 2026 Notes were issued at a price of 102.11% of the aggregate principal amount of the Additional January 2026 Notes, resulting in a yield-to-maturity of approximately 4.0% at issuance. The Additional January 2026 Notes were treated as a single series with the Existing January 2026 Notes under the indenture and had the same terms as the Existing January 2026 Notes. The maturity date of the January 2026 Notes was January 31, 2026, and the January 2026 Notes bore interest at a rate of 4.50% per year, payable semi-annually on January 31 and July 31 of each year.

On December 9, 2024, the Company redeemed $140.0 million in aggregate principal amount of the issued and outstanding January 2026 Notes in full. The January 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.4 million during the quarter ended December 31, 2024. There was no "make-whole" premium required to be paid in connection with the redemption.

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense	$1,208	$1,575	$4,358	$4,725
Amortization of deferred financing costs	56	84	224	253
Total interest and amortization of deferred financing costs	$1,264	$1,659	$4,582	$4,978

Weighted average effective interest rate	4.46%	4.46%	4.46%	4.46%
Average borrowings[1]	$140,000	$140,000	$140,000	$140,000
1Average borrowings for the three and nine months ended December 31, 2024 was calculated from October 1, 2024 through December 9, 2024 (the redemption date of the January 2026 Notes).

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense	$1,266	$1,266	$3,797	$3,797
Amortization of deferred financing costs	192	251	577	621
Total interest and amortization of deferred financing costs	$1,458	$1,517	$4,374	$4,418

Weighted average effective interest rate	3.50%	3.50%	3.50%	3.50%
Average borrowings	$150,000	$150,000	$150,000	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense	$1,393	$1,393	$4,178	$3,033
Amortization of deferred financing costs	127	127	382	296
Total interest and amortization of deferred financing costs	$1,520	$1,520	$4,560	$3,329

Weighted average effective interest rate	7.75%	7.75%	7.75%	7.75%
Average borrowings[1]	$71,875	$71,875	$71,875	$71,875
1Average borrowings for the nine months ended December 31, 2023 was calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through December 31, 2023.

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

2029 Convertible Notes

On November 4, 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The 2029 Convertible Notes bear interest at a rate of 5.125% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2025. The 2029 Convertible Notes will mature on November 15, 2029, unless earlier converted, redeemed or repurchased.

At any time prior to the close of business on the business day immediately preceding November 15, 2029, holders may convert all or any portion of their 2029 Convertible Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The conversion rate was initially 40.0000 shares of common stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of $25.00 per share of common stock). The conversion rate is subject to adjustment upon certain events, such as share splits and combinations, mergers, tender or exchange offers, increases in dividends in excess of $0.58 per share per quarter for the 2029 Convertible Notes and certain changes in control. In no event will the total number of shares of common stock issuable upon conversion exceed 44.7828 per $1,000 principal amount of the 2029 Convertible Notes. The Company has determined that the embedded conversion option in the 2029 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

In addition, following certain corporate events that occur prior to the maturity date of the 2029 Convertible Notes or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Convertible Notes in connection with such a corporate event or notice of redemption, as the case may be.

Certain key terms related to the convertible features of the 2029 Convertible Notes as of December 31, 2024 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.94
Conversion rate (shares per $1,000 principal amount) (1)	40.09
Last conversion price calculation date	December 13, 2024
(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2024, taking into account any applicable de minimis adjustments that will be made on the conversion date.

The Company may redeem for cash all or any portion of the 2029 Convertible Notes (subject to the partial redemption limitation), at its option, on a redemption date on or after November 20, 2027 and on or before the 45th scheduled trading day immediately prior to the maturity date of the 2029 Convertible Notes if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

As reflected in Note 8. Earnings Per Share, the issuance of the 2029 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share.

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense	$1,703	$—	$1,703	$—
Amortization of deferred financing costs	243	—	243	—
Total interest and amortization of deferred financing costs	$1,946	$—	$1,946	$—

Weighted average effective interest rate	5.13%	—%	5.13%	—%
Average borrowings[1]	$230,000	$—	$230,000	$—
1Average borrowings for the three and nine months ended December 31, 2024 were calculated from November 4, 2024 (the issuance date of the 2029 Convertible Notes) through December 31, 2024.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of December 31, 2024, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of December 31, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest expense and fees	$1,798	$1,356	$5,170	$3,955
Amortization of deferred financing costs	193	146	561	444
Total interest and amortization of deferred financing costs	$1,991	$1,502	$5,731	$4,399

Weighted average effective interest rate	4.40%	4.24%	4.39%	4.13%
Average borrowings	$163,293	$130,000	$156,444	$127,310

As of December 31, 2024, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
(2)	(2)	(2)	22,000
			$175,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $22.0 million in SBA Debentures that will pool in March 2025. Until the pooling date, the SBA Debentures bear interest at a fixed rate with a weighted-average interim interest rate of 5.16%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2024 is as follows:

	Years Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$175,000	$175,000
Corporate Credit Facility	—	—	—	—	190,000	—	190,000
SPV Credit Facility	—	—	—	—	118,000	—	118,000
October 2026 Notes	—	—	150,000	—	—	—	150,000
August 2028 Notes	—	—	—	—	71,875	—	71,875
2029 Convertible Notes	—	—	—	—	—	230,000	230,000
Total	$—	$—	$150,000	$—	$379,875	$405,000	$934,875

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

As of December 31, 2024, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Our distributions for the tax years ended December 31, 2024, 2023 and 2022 were as follows:

Payment Date	Cash Dividend
Tax Year Ended December 31, 2024
March 31, 2024[1]	$0.63
June 30, 2024[1]	0.63
September 30, 2024[1]	0.64
December 31, 2024[2]	0.63
$2.53

Tax Year Ended December 31, 2023
March 31, 2023[2]	$0.58
June 30, 2023[2]	0.59
September 30, 2023[1]	0.62
December 31, 2023[1]	0.63
$2.42

Tax Year Ended December 31, 2022
March 31, 2022	$0.48
June 30, 2022[3]	0.63
September 30, 2022	0.50
December 31, 2022[2]	0.57
$2.18
1.On each of these dates, the dividend paid included a supplemental dividend of $0.06 per share.
2.On each of these dates, the dividend paid included a supplemental dividend of $0.05 per share.
3.On June 30, 2022, CSWC paid a regular dividend of $0.48 per share and a special dividend of $0.15 per share.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the years ended December 31, 2024 and 2023, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2024	2023
Additional capital	$(5,521)	$(5,277)
Total distributable earnings	5,521	5,277

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

The tax character of distributions paid for the tax years ended December 31, 2024 and 2023 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2024	2023
Ordinary income	$118,216	$94,139
Distributions of long term capital gains	—	—
Distributions on tax basis[1]	$118,216	$94,139
1Includes only those distributions which reduce estimated taxable income.

As of December 31, 2024, CSWC estimates that it has cumulative undistributed taxable income of approximately $33.9 million, or $0.68 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
Reconciliation of RIC Distributable Income[1]	2024	2023
Net increase in net assets from operations	$52,987	$69,920
Net unrealized depreciation (appreciation) on investments	14,574	(9,906)
(Expense/loss) income/gain recognized for tax on pass-through entities	(80)	(4,123)
Realized loss (gain) book/tax differences	8,580	(678)
Capital loss carryover[2]	12,987	24,429
Net operating income - wholly-owned subsidiary	(2,705)	(4,931)
Dividend income from wholly-owned subsidiary	(962)	—
Non-deductible tax expense	1,016	640
Loss on extinguishment of debt	(2,045)	(2,045)
Non-deductible compensation	5,164	2,772
Compensation related book/tax differences	(3,887)	(466)
Interest on non-accrual loans	10,513	3,959
Other book/tax differences	(237)	1,434
Estimated distributable income before deductions for distributions	$95,905	$81,005

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At December 31, 2024, the Company had long-term capital loss carryforwards of $72.3 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of December 31, 2024, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,672.2 million, with such investments having gross unrealized appreciation of $15.1 million and gross unrealized depreciation of $126.9 million, resulting in net unrealized depreciation of $111.8 million. As of December 31, 2024, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $55.0 million, with such investments having gross unrealized appreciation of $99.2 million and gross unrealized depreciation of $13.3 million, resulting in net unrealized appreciation of $85.9 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $25.9 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of December 31, 2024 and March 31, 2024, the Taxable Subsidiary had a deferred tax liability of $15.6 million and $12.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2024 and March 31, 2024 (amounts in thousands):

	December 31, 2024	March 31, 2024
Deferred tax asset:
Net operating loss carryforwards	$261	$159
Interest	1,811	965
Total deferred tax asset	2,072	1,124
Deferred tax liabilities:
Net unrealized appreciation on investments	(14,115)	(11,395)
Net basis differences in portfolio investments	(3,586)	(1,726)
Total deferred tax liabilities	(17,701)	(13,121)
Total net deferred tax (liabilities) assets	$(15,629)	$(11,997)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of December 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Components of Income Tax Provision	2024	2023	2024	2023
Excise tax	$451	$338	$943	$590
Tax provision related to Taxable Subsidiary	(107)	519	627	(69)
Other	23	50	73	50
Total income tax provision	$367	$907	$1,643	$571

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2024	2023
Number of shares sold	2,364,147	3,036,234
Gross proceeds received (in thousands)	$53,620	$66,549
Net proceeds received (in thousands)	$52,915	$65,551
Weighted average price per share	$22.68	$21.92

	Nine Months Ended December 31,
	2024	2023
Number of shares sold	4,702,227	6,663,692
Gross proceeds received (in thousands)	$112,540	$134,965
Net proceeds received (in thousands)[1]	$110,951	$132,941
Weighted average price per share	$23.93	$20.25

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of December 31, 2024, no proceeds remained receivable. As of December 31, 2023, 0.9 million in proceeds remained receivable and were included in other receivables in the Consolidated Statements of Assets and Liabilities.

Cumulative to date, the Company has sold 30,048,664 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.35, raising $641.4 million of gross proceeds. Net proceeds were $631.5 million after commissions to the sales agents on shares sold. As of December 31, 2024, the Company has $358.6 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended December 31,
	2024	2023
Number of shares repurchased	—	6,216
Aggregate cost of shares repurchased (in thousands)	$—	$138
Weighted average price per share	$—	$22.17

	Nine Months Ended December 31,
	2024	2023
Number of shares repurchased	71,229	52,797
Aggregate cost of shares repurchased (in thousands)	$1,861	$1,063
Weighted average price per share	$26.13	$20.13

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended December 31, 2024 and 2023 (dollars and shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Earnings per share - basic
Numerator for basic earnings per share	$16,268	$23,484	$52,987	$69,920
Denominator for basic earnings per share	48,315	41,514	47,080	39,611
Basic earnings per share	$0.34	$0.57	$1.13	$1.77
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$16,268	$23,484	$52,987	$69,920
Adjustment for interest and amortization on 2029 Convertible Notes	1,946	—	1,946	—
Numerator for diluted earnings per share	$18,214	$23,484	$54,933	$69,920
Denominator for basic weighted average share	48,315	41,514	47,080	39,611
Adjustment for dilutive effect of 2029 Convertible Notes	5,807	—	1,943	—
Denominator for diluted weighted average shares	54,122	41,514	49,022	39,611
Diluted earnings per share	$0.34	$0.57	$1.12	$1.77

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended December 31, 2024 and 2023, there was no anti-dilution.

9.    STOCK BASED COMPENSATION PLANS

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of December 31, 2024, there are 363,142 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of December 31, 2024, there were 86,245 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended December 31, 2024 and 2023, we recognized total share based compensation expense of $1.5 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. For the nine months ended December 31, 2024 and 2023, we recognized total share based compensation expense of $4.3 million (of which $0.2 million was related to restricted stock issued to non-employee directors) and $3.4 million (of which $0.2 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $13.6 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of December 31, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	558,572	$20.90	2.4
Granted	359,500	26.20	—
Vested	(209,021)	20.54	—
Forfeited	(375)	19.86	—
Unvested at December 31, 2024	708,676	$23.70	2.7

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of December 31, 2024:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	11,200	$22.33	0.4
Granted	10,450	23.93	—
Vested	(11,200)	22.33	—
Forfeited	—	—	—
Unvested at December 31, 2024	10,450	$23.93	0.6

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended December 31, 2024 and 2023, we made matching contributions of approximately $33.3 thousand and $29.6 thousand, respectively. During the nine months ended December 31, 2024 and 2023, we made matching contributions of approximately $196.3 thousand and $171.2 thousand, respectively.

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

The balances of unfunded debt commitments as of December 31, 2024 and March 31, 2024 were as follows (amounts in thousands):

	December 31,	March 31,
Portfolio Company	2024	2024
Revolving Loans
360 Quote TopCo, LLC	$500	$—
Acacia BuyerCo V LLC	—	2,000
Acceleration, LLC	—	5,000
Air Conditioning Specialist, Inc.	2,604	1,675
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	1,148	432
ATS Operating, LLC	1,640	1,640
Bond Brand Loyalty ULC	1,200	2,000
BP Loenbro Holdings Inc.	661	1,101
Brandner Design, LLC	1,000	—
Burning Glass Intermediate Holding Company, Inc.	296	296
Campany Roof Maintenance, LLC	1,064	—
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	1,500	2,000
Central Medical Supply LLC	1,050	800
Cumbria Capital MSO, LLC	1,000	—
Damotech Inc.	3,000	3,000
Drive Line Service of Portland, LLC	2,000	—
Edge Autonomy Holdings, LLC	4,000	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	2,000
Gains Intermediate, LLC	2,500	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	1,000	2,500
Gulf Pacific Acquisition, LLC	303	555
HH-Inspire Acquisition, Inc.	346	46
Ignite Visibility LLC	2,000	2,000
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	3,479	1,500
ITA Holdings Group, LLC	—	1,058
LEHR Upfitters, LLC	2,623	—
LGM Pharma LLC	1,500	1,500

	December 31,	March 31,
Portfolio Company	2024	2024
Lighting Retrofit International, LLC	1,354	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	2,000
Mako Steel LP	1,887	1,887
Mammoth BorrowCo, Inc.	2,500	1,950
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	—
Musiker Discovery Programs, Inc.	3,000	—
NeuroPsychiatric Hospitals, LLC	2,000	—
New Skinny Mixes, LLC	4,000	3,500
NinjaTrader, Inc.	2,500	2,500
Opco Borrower, LLC	—	833
Outerbox, LLC	—	2,000
Pipeline Technique Ltd.	944	2,278
Pool Service Holdings, LLC	2,000	—
Red Dog Operations Holding Company LLC	2,000	—
Revo Brands, Inc.	5,400	7,000
Roseland Management, LLC	2,000	2,000
RTIC Subsidiary Holdings LLC	—	301
ServerLIFT, LLC	5,000	—
South Coast Terminals LLC	—	1,935
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	2,000	—
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	—
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	4,000	3,900
Versicare Management LLC	—	2,500
Wall Street Prep, Inc.	1,000	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	2,267	3,111
Zenfolio Inc.	1,500	1,000
Total Revolving Loans	125,518	112,404
Delayed Draw Term Loans
AAC New Holdco Inc.	117	—
Air Conditioning Specialist Inc.	3,229	750
BP Loenbro Holdings Inc.	1,101	1,101
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	—	5,000
Crafty Apes. LLC	924	—
Cumbria Capital MSO, LLC	1,050	—
Exact Borrower, LLC	4,000	—

	December 31,	March 31,
Portfolio Company	2024	2024
Gulf Pacific Acquisition, LLC	—	1,212
Ignite Visibility LLC	—	2,000
ITA Holdings Group, LLC	—	854
LEHR Upfitters, LLC	5,247	—
Mammoth BorrowCo, Inc.	—	1,325
Mid-Florida Endodontics Management Company, LLC	10,000	—
Musiker Discovery Programs, Inc.	7,500	—
New Skinny Mixes, LLC	—	3,000
One Group, LLC	545	545
Pool Service Holdings, LLC	9,400	5,000
Superior Health Parent LLC	10,000	—
SureKap, LLC	7,222	—
TMT BHC Buyer, Inc.	5,000	5,000
Total Delayed Draw Term Loans	66,735	27,187
Other
Broad Sky Networks, LLC	57	—
Total Other	57	—
Total Unfunded Debt Commitments	$192,310	$139,591

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	December 31, 2024	March 31, 2024
Unfunded Debt Commitments
Expiring during:
2025	$5,117	$26,462
2026	32,484	8,242
2027	63,464	31,417
2028	18,220	31,021
2029	44,319	42,449
2030	26,706	—
2031	2,000	—
Total Unfunded Debt Commitments	$192,310	$139,591

The balances of unfunded equity commitments as of December 31, 2024 and March 31, 2024 were as follows (amounts in thousands):

	December 31, 2024	March 31, 2024
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	411	412
Total Unfunded Equity Commitments	$536	$537

As of December 31, 2024, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025,

$0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of December 31, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

In March 2021, the Company executed an agreement to lease office space that commenced on February 1, 2022 and expires September 30, 2035, including the three-year extension pursuant to the amendment described below. The Company identified the foregoing as an operating lease. ASC 842 indicates that an ROU asset and lease liability should be recorded based on the effective date. As such, CSWC recorded an ROU asset, which is included in "Other assets" on the Consolidated Statements of Assets and Liabilities, and a lease liability, which is included in "Other liabilities" on the Consolidated Statements of Assets and Liabilities, as of February 1, 2022. The Company has recorded lease expense on a straight-line basis.

In December 2023, the Company executed an agreement to lease additional office space, which commenced on October 1, 2024 and expires on September 30, 2035. The additional office space is approximately 7,100 square feet. This is an amendment of the Company's current lease, which is classified as an operating lease.

Total lease expense incurred for each of the three months ended December 31, 2024 and 2023 was $0.1 million. Total lease expense incurred for the nine months ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively. As of December 31, 2024 and March 31, 2024, the asset related to the operating lease was $4.0 million and $2.4 million, respectively, and as of December 31, 2024 and March 31, 2024, the lease liability was $5.5 million and $3.2 million, respectively. As of December 31, 2024, the remaining lease term was 10.8 years and the discount rate was 6.61%.

The following table shows future minimum payments under the Company's operating leases as of December 31, 2024 (in thousands):

Year ending March 31,	Rent Commitment
2025	$172
2026	697
2027	715
2028	733
2029	752
Thereafter	5,759
Total	$8,828

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three and nine months ended December 31, 2024 and 2023, we did not receive any management fees from our portfolio companies.

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

In connection with the liquidation of I-45 SLF, the Company received return of capital distributions totaling $13.6 million, of which $0.8 million was receivable as of March 31, 2024. During the six months ended September 30, 2024, the remaining $0.8 million return of capital distributions were received by the Company. During the three months ended June 30, 2024 and March 31, 2024, the Company received $6.4 million and $72.5 million, respectively, of distributions-in-kind of investment assets for a total of $78.9 million. For the nine months ended December 31, 2024, the Company recognized a realized loss totaling $0.3 million relating to the dissolution of I-45 SLF.

13.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the nine months ended December 31, 2024 and 2023 (share amounts presented in thousands).

	Nine Months Ended
	December 31,
Per Share Data:	2024	2023
Investment income[1]	$3.23	$3.33
Operating expenses[1]	(1.27)	(1.28)
Income taxes[1]	(0.04)	(0.01)
Net investment income[1]	1.92	2.04
Net realized (loss) gain, net of tax[1]	(0.47)	(0.51)
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.31)	0.25
Realized loss on extinguishment of debt[1]	(0.01)	(0.01)
Total increase from investment operations	1.13	1.77
Accretive effect of share issuances and repurchases	0.64	0.56
Dividends to shareholders	(1.90)	(1.84)
Issuance of restricted stock[2]	(0.14)	(0.13)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.07)	(0.05)
Share based compensation expense	0.09	0.08
Other[3]	0.07	0.01
(Decrease) increase in net asset value	(0.18)	0.40
Net asset value
Beginning of period	16.77	16.37
End of period	$16.59	$16.77

Ratios and Supplemental Data
Ratio of operating expenses to average net assets[4]	10.09%	10.19%
Ratio of operating expenses (excluding interest expense) to average net assets[4]	3.41%	3.81%
Ratio of net investment income to average net assets[4]	15.17%	16.25%
Portfolio turnover	14.97%	12.23%
Total investment return[5]	(5.73)%	44.44%
Total return based on change in NAV[6]	10.26%	13.68%

Per share market value at the end of the period	$21.82	$23.70
Weighted-average basic shares outstanding	47,080	39,611
Weighted-average diluted shares outstanding	49,022	39,611
Common shares outstanding at end of period	50,051	42,981

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

14.    SUBSEQUENT EVENTS

On January 29, 2025, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending March 31, 2025. The record date for the dividend is March 14, 2025. The payment date for the dividend is March 31, 2025.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	December 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2024
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$—	$6	$—	$(13)	$—	$—	$13	$—
	First Lien		8,750	969	—	8,632	—	—	83	8,715
	27,000 Class A Units		—	—	—	—	—	—	312	312
Total Control Investments			$8,750	$975	$—	$8,619	$—	$—	$408	$9,027

Affiliate Investments
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	$—	$73	$825	$(1)	$(825)	$—	$1	$—
	First Lien		21,130	2,392	24,407	8,229	(11,537)	84	(138)	21,045
	Delayed Draw Term Loan		2,944	51	—	3,702	(757)	—	(12)	2,933
	1,006,045.85 Preferred Units		—	—	3,319	—	—	—	338	3,657
ArborWorks, LLC	Revolving Loan	Environmental Services	853	188	1,569	178	(894)	—	—	853
	First Lien		3,419	294	3,123	296	—	—	—	3,419
	100 Class A Units		—	—	5	—	—	—	(1)	4
	13,898.32 Class A-1 Preferred Units		—	—	3,170	—	—	—	(759)	2,411
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	92	—	2,012	(2,000)	—	(12)	—
	First Lien		14,800	1,440	15,100	49	(300)	—	(49)	14,800
	1,000,000 Class A Units		—	9	1,781	—	—	—	(147)	1,634
	500,000 Class B Units		—	4	757	—	—	—	(45)	712

Portfolio Company	Type of Investment (1)	Industry	December 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2024
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,450	120	700	742	—	—	5	1,447
	First Lien		16,290	1,060	7,540	8,723	—	—	(5)	16,258
	Delayed Draw Term Loan		101	20	101	4	—	—	(5)	100
	2,620,670 Preferred Units		—	—	1,360	—	—	—	1,803	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	613	5,882	13	—	—	(177)	5,718
	1,250,000 Preferred Units		—	—	1,250	—	—	—	(390)	860
Crafty Apes, LLC	First Lien	Movies & Entertainment	3,729	55	—	3,554	—	—	—	3,554
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519.07 Class A Common Units		—	—	—	4,730	—	—	—	4,730
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	4,634	377	4,249	387	—	—	(2)	4,634
	First Lien - Term Loan B		4,824	456	4,359	465	—	—	—	4,824
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	20	—	9	—	—	(9)	—
	First lien		5,900	596	6,004	16	(104)	—	(16)	5,900
	1,000,000 Class A Preferred Units		—	—	2,064	—	—	—	523	2,587
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	(2)	—	(3)	—	—	3	—
	First Lien		750	109	1,000	2	(250)	—	(2)	750
	1,000 Class A units		—	—	—	—	—	—	—	—
	360.06 Class A-1 units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	December 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2024
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	450	2,468	1,762	(705)	—	—	3,525
	First Lien - Term Loan		13,336	1,805	13,038	635	—	—	(337)	13,336
	First Lien - Term Loan B		13,336	1,999	13,038	627	—	—	(329)	13,336
	Delayed Draw Term Loan - A		1,484	143	1,058	424	—	—	2	1,484
	Delayed Draw Term Loan - B		1,484	163	1,058	424	—	—	2	1,484
	Warrants		—	—	4,005	—	—	—	4,870	8,875
	Warrants		—	—	3,869	—	—	—	6,240	10,109
	9.25% Class A membership interest		—	38	2,374	—	—	—	5,223	7,597
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	729	47	714	469	(469)	—	(13)	701
	First Lien		5,052	291	4,984	—	(39)	—	(90)	4,855
	Second Lien		5,208	—	4,917	—	—	—	(1,115)	3,802
	208,333.3333 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.9999 Common units		—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	Media & Marketing	—	2	—	1	—	18	(19)	—
	First Lien		—	350	14,522	8	(14,625)	149	(54)	—
	11,008.6744 Class A common units		—	—	581	—	(581)	—	—	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	26	980	(6)	(1,000)	—	26	—
	First Lien		5,000	457	4,900	12	—	—	(147)	4,765
	Delayed Draw Term Loan		3,100	206	588	2,454	—	—	(88)	2,954
	10,000 Common units		—	—	1,384	—	—	—	(790)	594
Red Dog Operations Holding Company LLC	Revolving Loan	Consumer Services	—	2	—	(19)	—	—	19	—
	First Lien		7,500	109	—	7,426	—	—	—	7,426
	1,000 Class A Preferred Units		—	—	—	1,000	—	—	—	1,000

Portfolio Company	Type of Investment (1)	Industry	December 31, 2024 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2024
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	3	—	(5)	—	—	5	—
	First Lien		14,797	1,402	14,906	17	(109)	—	(17)	14,797
	3,364 Class A-2 Units		—	—	762	—	—	—	40	802
	1,100 Class A-1 units		—	—	183	—	—	—	13	196
	16,084 Class A units		—	—	747	—	—	—	194	941
Sonobi, Inc.	500,000 Class A Common units	Media & Marketing	—	—	1,958	—	—	—	(1,958)	—
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	7,560	—	4,914	—	—	—	(4,914)	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,376	—	—	—	385	3,761
	355,555.56 Senior Preferred units		—	—	—	356	—	—	(356)	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	514	—	7,397	—	—	(85)	7,312
	1,500,000 Class A-1 Preferred Units		—	—	—	1,500	—	—	(418)	1,082
Total Affiliate Investments			$186,079	$15,974	$190,206	$57,589	$(34,195)	$251	$7,193	$221,044
Total Control & Affiliate Investments			$194,829	$16,949	$190,206	$66,208	$(34,195)	$251	$7,601	$230,071
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the nine months ended December 31,

2024 and 2023, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.61% and 1.84%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2024 and March 31, 2024, our investment portfolio at fair value represented approximately 95.1% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee and the Board of Directors believe that our investment portfolio as of December 31, 2024 and March 31, 2024, respectively, reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2024, investments on non-accrual status represented approximately 2.7% of our total investment portfolio's fair value and approximately 5.2% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity's expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,701.3 million as of December 31, 2024, as compared to $1,476.6 million as of March 31, 2024. As of December 31, 2024, we had investments in 125 portfolio companies with an aggregate cost of $1,713.3 million. As of March 31, 2024, we had investments in 116 portfolio companies with an aggregate cost of $1,476.7 million.

As of December 31, 2024 and March 31, 2024, approximately $1,508.7 million, or 97.8%, and $1,310.0 million, or 97.4%, respectively, of our debt investment portfolio (at fair value) bore interest at floating rates, of which 99.2% and 99.1%, respectively, were subject to contractual minimum interest rates. As of December 31, 2024 and March 31, 2024, the weighted average contractual minimum interest rate is 1.46% and 1.28%, respectively. As of December 31, 2024 and March 31, 2024, approximately $33.8 million, or 2.2%, and $34.5 million, or 2.6%, respectively, of our debt investment portfolio (at fair value) bore interest at fixed rates.

The following tables provide a summary of our investments in portfolio companies as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
	(dollars in thousands)
Number of portfolio companies (a)	125	116
Fair value	$1,701,286	$1,476,561
Cost	$1,713,282	$1,476,703
% of portfolio at fair value - debt	90.7%	91.1%
% of portfolio at fair value - equity	9.3%	8.9%
% of investments at fair value secured by first lien	89.1%	88.7%
Weighted average annual effective yield on debt investments (b)	12.1%	13.3%
Weighted average annual effective yield on total investments (c)	12.1%	12.7%
Weighted average EBITDA (d)	$19,986	$22,988
Weighted average leverage through CSWC security (e)	3.6x	3.6x

(a)At December 31, 2024 and March 31, 2024, we had equity ownership in approximately 61.6% and 56.0%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2024 and March 31, 2024, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2024, investments on non-accrual status represented approximately 2.7% of our total investment portfolio's fair value and approximately 5.2% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended December 31, 2024, 14 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended December 31, 2024, 14 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of December 31, 2024 and March 31, 2024:

	As of December 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$414,008	26.9%
2	1,047,886	67.9
3	78,669	5.1
4	1,961	0.1
Total	$1,542,524	100.0%

	As of March 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$197,212	14.7%
2	1,075,717	80.0
3	68,690	5.1
4	2,940	0.2
Total	$1,344,559	100.0%

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

As of December 31, 2024, investments on non-accrual status represented approximately 2.7% of our total investment portfolio's fair value and approximately 5.2% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

Investment Activity

During the nine months ended December 31, 2024, we made debt investments totaling $420.3 million and equity investments totaling $9.1 million. We received contractual principal repayments totaling approximately $40.8 million and full prepayments of approximately $131.1 million. We funded $37.5 million on revolving loans and received $29.6 million in repayments on revolving loans. In addition, we received proceeds from sales of debt investments totaling $27.3 million.

During the nine months ended December 31, 2023, we made debt investments totaling $276.8 million and equity investments totaling $13.6 million. We received contractual principal repayments totaling approximately $42.6 million and full prepayments of approximately $79.7 million. We funded $27.4 million on revolving loans and received $20.1 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $18.0 million.

Total portfolio investment activity for the nine months ended December 31, 2024 and 2023 was as follows (dollars in thousands):

Nine months ended December 31, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	457,705	—	57	9,131	466,893
Proceeds from sales of investments	(27,308)	—	—	—	(27,308)
Principal repayments received	(197,759)	(3,629)	(75)	—	(201,463)
Distributions-in-kind[1]	4,115	—	—	2,294	6,409
Conversion/exchange of security	(4,730)	(1,062)	(153)	5,945	—
PIK interest earned	8,720	70	14	—	8,804
Accretion of loan discounts	4,713	18	—	—	4,731
Realized (loss) gain	(12,509)	(8,978)	—	—	(21,487)
Unrealized gain (loss)	(27,254)	5,967	43	9,390	(11,854)
Fair value, end of period	$1,515,142	$26,160	$1,222	$158,762	$1,701,286
1In connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"), the joint venture between CSWC and Main Street Capital Corporation, the Company received distributions-in-kind of investments of $6.4 million.

Nine months ended December 31, 2023	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	304,210	—	—	13,643	—	317,853
Proceeds from sales of investments	(13,875)	—	—	(4,131)	—	(18,006)
Principal repayments received	(139,778)	(2,596)	(20)	—	—	(142,394)
Conversion of security[2]	(6,961)	—	—	6,961	—	—
PIK interest earned	7,925	214	25	—	—	8,164
Accretion of loan discounts	3,724	187	—	—	—	3,911
Realized (loss) gain	(17,917)	3	—	(1,859)	—	(19,773)
Unrealized (loss) gain	8,043	986	(28)	(3,051)	2,944	8,894
Fair value, end of period	$1,146,355	$34,614	$768	$129,100	$54,200	$1,365,037
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized appreciation (depreciation) on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Corporate Credit Facility that trigger a debt extinguishment or, with respect to the full redemption of the January 2026 Notes, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs.

Comparison of three months ended December 31, 2024 and December 31, 2023

	Three Months Ended
	December 31,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$51,973	$48,566	$3,407	7.0%
Interest expense	14,717	11,473	3,244	28.3%
Other operating expenses	6,573	7,327	(754)	(10.3)%
Income before taxes	30,683	29,766	917	3.1%
Income tax provision (benefit)	367	907	(540)	59.5%
Net investment income	30,316	28,859	1,457	5.0%
Net realized (loss) gain on investments, net of tax	(12,805)	(7,842)	(4,963)	63.3%
Net unrealized (depreciation) appreciation on investments, net of tax	(847)	2,467	(3,314)	134.3%
Realized loss on extinguishment of debt	387	—	387	100.0%
Realized loss on disposal of fixed assets	9	—	9	100.0%
Net increase in net assets from operations	$16,268	$23,484	$(7,216)	(30.7)%

Investment Income

Total investment income for the three months ended December 31, 2024 was approximately $52.0 million, a $3.4 million, or 7.0%, increase as compared to the three months ended December 31, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Interest income	$41,248	$36,550
PIK interest income	3,246	4,073
Amortization of purchase discounts and fees	1,641	1,291
Dividend income	586	4,672
Fee income	4,204	1,787
Other investment income	1,048	193
Total investment income	$51,973	$48,566

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended December 31, 2024 totaled $46.1 million as compared to $41.9 million for the three months ended December 31, 2023. The increase was primarily due to a 24.6% increase in the average monthly cost basis of debt investments held by us from $1,210.4 million to $1,508.0 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 13.5% to 12.1% year-over-year. Dividend income for the three months ended December 31, 2024 decreased $4.1 million as compared to the three months ended December 31, 2023 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024 and a non-recurring dividend received during the quarter ended December 31, 2023. Fee income for the three months ended December 31, 2024 increased $2.4 million as compared to the three months ended December 31, 2023 primarily due to an increase in amendment and other fees in the current quarter. Other income for the three months ended December 31, 2024 increased $0.9 million as compared to the three months ended December 31, 2023 primarily due to an increase in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2024, our total interest expense was $14.7 million, an increase of $3.2 million, as compared to the total interest expense of $11.5 million for the three months ended December 31, 2023. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 5.60% to 5.49% for the three months ended December 31, 2023 and December 31, 2024, respectively. This decrease in the weighted average interest rate on our total debt was primarily due to the issuance of the 2029 Convertible Notes.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2024, our total employee compensation expense (including both cash and share-based compensation) decreased by $1.2 million, or 23.0%, as compared to the total employee compensation expense for the three months ended December 31, 2023. The decrease was primarily due to a decrease in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended December 31, 2024, our total general and administrative expense was $2.6 million, an increase of $0.4 million or 19.0%, as compared to the total general and administrative expense of $2.2 million for the three months ended December 31, 2023. The increase was primarily attributable to individually immaterial increases across various professional fees, as well as the write off of deferred offering costs related to our previous shelf registration statement during the current quarter.

Net Investment Income

For the three months ended December 31, 2024, income before taxes increased by $0.9 million, or 3.1%. Net investment income increased from the prior year period by $1.5 million, or 5.0%, to $30.3 million as a result of a $3.4 million increase in total investment income and a $0.5 million decrease in income tax provision, partially offset by a $3.2 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $12.8 million for the three months ended December 31, 2024:

	Three Months Ended December 31, 2024
	Full Exits	Partial Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$125	$(193)	$(12,737)	$—	$(12,805)
Equity	—	—	—	—	—
Total net realized (loss) gain	$125	$(193)	$(12,737)	$—	$(12,805)

The following table provides a summary of the primary components of the total net realized loss on investments of $7.8 million for the three months ended December 31, 2023:

	Three Months Ended December 31, 2023
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,008	$244	$(9,054)	$94	$(7,708)
Equity	(44)	—	—	(90)	(134)
Total net realized (loss) gain	$964	$244	$(9,054)	$4	$(7,842)
(1)Included in "Other" is a $7.0 thousand income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $0.8 million for the three months ended December 31, 2024 (amounts in thousands):

	Three Months Ended December 31, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$5,797	$—	$—	$5,797
Net unrealized (depreciation) appreciation relating to portfolio investments	(19,018)	12,374[1]	—	(6,644)
Total net unrealized (depreciation) appreciation on investments	$(13,221)	$12,374	$—	$(847)
1Includes a deferred tax provision of $3.0 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $2.5 million for the three months ended December 31, 2023 (amounts in thousands):

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
1 Includes a deferred tax provision of $0.1 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the three months ended December 31, 2024, we recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes. During the three months ended December 31, 2023, the Company did not recognize any loss on extinguishment of debt.

Comparison of nine months ended December 31, 2024 and December 31, 2023

	Nine Months Ended
	December 31,		Net Change
	2024	2023	Amount	%
	(in thousands)
Total investment income	$152,033	$131,704	$20,329	15.4%
Interest expense	39,751	31,635	8,116	25.7%
Other operating expenses	20,299	18,889	1,410	7.5%
Income before taxes	91,983	81,180	10,803	13.3%
Income tax provision (benefit)	1,643	571	1,072	(187.7)%
Net investment income	90,340	80,609	9,731	12.1%
Net realized (loss) gain on investments, net of tax	(22,383)	(20,234)	(2,149)	10.6%
Net unrealized (depreciation) appreciation on investments, net of tax	(14,574)	9,906	(24,480)	(247.1)%
Realized loss on extinguishment of debt	387	361	26	7.2%
Realized loss on disposal of fixed assets	9	—	9	100.0%
Net increase in net assets from operations	$52,987	$69,920	$(16,933)	(24.2)%

Investment Income

Total investment income for the nine months ended December 31, 2024 was approximately $152.0 million, a $20.3 million, or 15.4%, increase as compared to the nine months ended December 31, 2023. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the years ended December 31, 2024 and 2024:

	Nine Months Ended December 31,
	2024	2023
Interest income	$124,842	$106,704
PIK interest income	8,695	7,255
Amortization of purchase discounts and fees	4,732	3,911
Dividend income	3,576	9,859
Fee income	8,107	3,643
Other investment income	2,081	332
Total investment income	$152,033	$131,704

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the nine months ended December 31, 2024 totaled $138.3 million as compared to $117.9 million for the nine months ended December 31, 2023. The increase was primarily due to a 24.3% increase in the average monthly cost basis of debt investments held by us from $1,154.4 million to $1,435.1 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 13.5% to 12.1% year-over-year. Dividend income for the nine months ended December 31, 2024 decreased $6.3 million as compared to the nine months ended December 31, 2023 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2024, our total interest expense was $39.8 million, an increase of $8.1 million, as compared to the total interest expense of $31.6 million for the nine months ended December 31, 2023. The increase was primarily attributable to an increase in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 5.40% to 5.54% for the nine months ended December 31, 2023 and December 31, 2024, respectively. The increase in the weighted average interest rate was primarily due to an increase in the base rate on the Corporate Credit Facility and the addition of the SPV Credit Facility.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2024, our total employee compensation expense (including both cash and share-based compensation) remained relatively flat as compared to the total employee compensation expense for the nine months ended December 31, 2023. For the nine months ended December 31, 2024, our total general and administrative expense was $8.1 million, an increase of $1.4 million, or 20.9%, as compared to the total general and administrative expense of $6.7 million for the nine months ended December 31, 2023. The increase was primarily attributable to an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee, an increase in audit fees, an increase in rent expense due to additional office space, and the write off of deferred offering costs related to our previous shelf registration statement during the current quarter, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the nine months ended December 31, 2024, income before taxes increased by $10.8 million, or 13.3%. Net investment income increased from the prior year period by $9.7 million, or 12.1%, to $90.3 million as a result of a $20.3 million increase in total investment income, partially offset by a $8.1 million increase in interest expense and a $1.1 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $22.4 million for the nine months ended December 31, 2024:

	Nine Months Ended December 31, 2024
	Full Exits	Partial Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,646	$40	$(23,748)	$(57)	$(22,119)
Equity	—	—	—	(264)	(264)
Total net realized (loss) gain	$1,646	$40	$(23,748)	$(321)	$(22,383)

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

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $14.6 million for the nine months ended December 31, 2024 (amounts in thousands):

	Nine Months Ended December 31, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$16,372	$—	$—	$16,372
Net unrealized (depreciation) appreciation relating to portfolio investments	(37,616)	6,670[1]	—	(30,946)
Total net unrealized (depreciation) appreciation on investments	$(21,244)	$6,670	$—	$(14,574)
1Includes a deferred tax provision of $2.7 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $9.9 million for the nine months ended December 31, 2023 (amounts in thousands):

	Nine Months Ended December 31, 2023
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$18,421	$1,988	$—	$20,409
Net unrealized (depreciation) appreciation relating to portfolio investments	(9,419)	(4,028)[1]	2,944	(10,503)
Total net unrealized appreciation (depreciation) on investments	$9,002	$(2,040)	$2,944	$9,906
1 Includes a deferred tax provision of $1.0 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the nine months ended December 31, 2024, we recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes. During the nine months ended December 31, 2023, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with the Credit Agreement relating to the Corporate Credit Facility entered into on August 2, 2023.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily from cash flows from operations, the net proceeds of public offerings of equity securities and debt securities, including debt securities convertible into common stock, advances from our credit facilities and our continued access to the debentures guaranteed by the Small Business Administration (the "SBA Debentures"). Management believes that the Company’s cash and cash equivalents, cash available from investments, and commitments under our credit facilities are adequate to meet its needs for the next twelve months. We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our credit facilities and future issuances of debt and equity on terms we believe are favorable to the Company and our shareholders (including our Equity ATM Program, as described below). Our primary uses of funds will be investments in portfolio companies and operating expenses. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. We continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by SBIC I or any future SBIC subsidiary of the Company from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2024, the Company’s asset coverage was 209%.

Cash Flows

For the nine months ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $3.7 million. During the foregoing period, our operating activities used $158.5 million in cash, consisting primarily of new portfolio investments made by the Company of $466.9 million, partially offset by $226.9 million from sales and repayments received from debt investments in portfolio companies. In addition, our financing activities provided cash of $163.5 million, consisting primarily of net proceeds from the issuance of the 2029 Convertible Notes of $223.1 million, net proceeds from the Equity ATM Program of $111.0 million, net borrowings on our Credit Facilities of $43.0 million and net proceeds from the issuance of SBA Debentures of $21.5 million, partially offset by the full redemption of the January 2026 Notes of $140.0 million and cash dividends paid in the amount of $91.6 million. At December 31, 2024, the Company had cash and cash equivalents of approximately $36.0 million.

For the nine months ended December 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $2.0 million. During that period, our operating activities used $86.4 million in cash, consisting primarily of new portfolio investments made by the Company of $317.9 million, partially offset by $154.5 million from sales and repayments received from debt investments in portfolio companies and $4.1 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $88.4 million, consisting primarily of net proceeds from the issuance of the August 2028 Notes of $69.7 million, net proceeds from the Equity ATM Program of $132.9 million and net proceeds from the issuance of SBA debentures of $9.8 million, partially offset by cash dividends paid in the amount of $74.5 million and net repayments on our Corporate Credit Facility of $40.0 million. At December 31, 2023, the Company had cash and cash equivalents of approximately $23.6 million.

Capital Resources

As of December 31, 2024, we had $36.0 million in cash and cash equivalents and $376.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of December 31, 2024, we had $190.0 million outstanding and $294.2 million of undrawn commitments under the Corporate Credit Facility, and $118.0 million outstanding and $82.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit

Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Unsecured Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Notes due 2026 (the "January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes. The outstanding aggregate principal amount of January 2026 Notes was $140.0 million as of March 31, 2024. On December 9, 2024, the Company redeemed $140.0 million in aggregate principal amount of the issued and outstanding January 2026 Notes in full. The January 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.4 million during the quarter ended December 31, 2024.

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both December 31, 2024 and March 31, 2024.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of the August 2028 Notes was $71.9 million as of both December 31, 2024 and March 31, 2024.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of December 31, 2024 was $230.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, and the 2029 Convertible Notes, including material terms, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of December 31, 2024, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended December 31,
	2024	2023
Number of shares sold	2,364,147	3,036,234
Gross proceeds received (in thousands)	$53,620	$66,549
Net proceeds received (in thousands)[1]	$52,915	$65,551
Weighted average price per share	$22.68	$21.92

	Nine Months Ended December 31,
	2024	2023
Number of shares sold	4,702,227	6,663,692
Gross proceeds received (in thousands)	$112,540	$134,965
Net proceeds received (in thousands)[1]	$110,951	$132,941
Weighted average price per share	$23.93	$20.25

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of December 31, 2024, no amounts remained receivable. As of December 31, 2023, 0.9 million in proceeds remained receivable and were included in other receivables in the Consolidated Statements of Assets and Liabilities.

Cumulative to date, the Company has sold 30,048,664 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.35, raising $641.4 million of gross proceeds. Net proceeds were $631.5 million after commissions to the sales agents on shares sold. As of December 31, 2024, the Company had $358.6 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine ended December 31, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program.

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

At December 31, 2024 and March 31, 2024, we had a total of approximately $192.8 million and $140.1 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of December 31, 2024, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2025, $0.3 million expire in March 2025, and $0.2 million expire in April 2025. As of December 31, 2024, none of the letters of credit issued and outstanding were recorded as a liability on the Company's balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

Contractual Obligations

As shown below, we had the following contractual obligations as of December 31, 2024. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than	1-3 Years	3-5 Years	More Than
Contractual Obligations		1 Year			5 Years
Operating lease obligations	$8,828	$692	$1,439	$1,513	$5,184
Corporate Credit Facility	190,000	—	—	190,000	—
Interest due on Corporate Credit Facility (1)	49,647	13,844	27,687	8,116	—
SPV Credit Facility	118,000	—	—	118,000	—
Interest due on SPV Credit Facility (2)	36,490	8,654	17,309	10,527	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	10,125	5,062	5,063	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	20,889	5,570	11,141	4,178	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	59,167	12,017	23,575	23,575	—
SBA Debentures	175,000	—	—	—	175,000
Interest due on SBA Debentures (3)	55,719	6,584	13,215	13,233	22,687
	$1,175,740	$52,423	$249,429	$671,017	$202,871

(1)Amounts include interest payments calculated at an average rate of 7.19% of outstanding borrowings under the Corporate Credit Facility, which were $190.0 million as of December 31, 2024.
(2)Amounts include interest payments calculated at an average rate of 7.23% of outstanding borrowings under the SPV Credit Facility, which were $118.0 million as of December 31, 2024.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On January 29, 2025, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending March 31, 2025. The record date for the dividend is March 14, 2025. The payment date for the dividend is March 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy; overall market changes, including an increase in market volatility; interest rate volatility, including elevated interest rates; inflationary pressures; legislative reform; and local, regional, national or geopolitical, social or economic instability.

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we currently borrow, and plan to borrow in the future, to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rate indices, including SOFR and Prime rates, to the extent our debt investments include floating interest rates. Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes and the SBA Debentures are fixed for the life of such debt.

In September 2024, the Federal Reserve decreased interest rates by 0.50%. Most recently, in December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding decrease in the interest rate of our floating interest rate liabilities tied to SOFR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2024, we were not a party to any hedging arrangements.

As of December 31, 2024, approximately 97.8% of our debt investment portfolio (at fair value) bore interest at floating rates, 99.2% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of December 31, 2024.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(24,005)	$(0.48)
(150 bps)	(18,034)	(0.36)
(100 bps)	(12,023)	(0.24)
(50 bps)	(6,011)	(0.12)
50 bps	6,011	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2024.

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 that we filed with the SEC on May 21, 2024, other than the risk factors listed below:

We may not have the ability to raise the funds necessary to settle conversions of the 2029 Convertible Notes in cash or to repurchase the 2029 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.

Holders of the 2029 Convertible Notes will have the right to require us to repurchase all or any portion of their 2029 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2029 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2029 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Convertible Notes surrendered therefor or pay cash with respect to 2029 Convertible Notes being converted. In addition, our ability to repurchase the 2029 Convertible Notes or to pay cash upon conversions of the 2029 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2029 Convertible Notes at a time when the repurchase is required by the indenture governing the 2029 Convertible Notes or to pay any cash payable on future conversions of the 2029 Convertible Notes as required by the indenture governing the 2029 Convertible Notes would constitute a default under the indenture governing the 2029 Convertible Notes. A default under the indenture governing the 2029 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Convertible Notes or make cash payments upon conversions thereof.

The Corporate Credit Facility may limit our ability to pay any cash amount upon the conversion or repayment of the 2029 Convertible Notes.

The Corporate Credit Facility may limit our ability to make cash payments on the conversion or repayment of the 2029 Convertible Notes if an event of default exists under the Corporate Credit Facility or if, after giving effect to such conversion or repayment (and any additional indebtedness incurred in connection with such conversion or a repayment), we would not be in pro forma compliance with our financial covenants under the Corporate Credit Facility. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repayment of the 2029 Convertible Notes as required under the terms of the 2029 Convertible Notes would permit holders of the 2029 Convertible Notes to accelerate our obligations under the 2029 Convertible Notes.

Redemption may adversely affect the return on the 2029 Convertible Notes.

We may not redeem the 2029 Convertible Notes prior to November 20, 2027. We may redeem for cash all or any portion of the 2029 Convertible Notes (subject to a partial redemption limitation), at our option, on a redemption date on or after November 20, 2027 and on or before the 45th scheduled trading day immediately prior to the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. As a result, we may choose to redeem some or all of the 2029 Convertible Notes, including at times when prevailing interest rates are relatively low. Despite the partial redemption limitation, a redemption of less than all of the outstanding 2029 Convertible Notes will likely harm the liquidity of the market for the unredeemed 2029 Convertible Notes following the redemption.

Conversion of the 2029 Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2029 Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2029 Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Convertible Notes may encourage short selling by market participants because the conversion of the 2029 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Convertible Notes into shares of our common stock could depress the price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended December 31, 2024, the Company did not repurchase any shares under the share repurchase program.
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
4.9
Sixth Supplemental Indenture, dated November 8, 2024, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 8, 2024).

4.10	Form of 5.125% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on November 8, 2024.
4.11
Form of Capital Southwest SBIC I, LP SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.12	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).
10.1
Form of Fifth Amendment, dated October 30, 2024, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 30, 2024).

10.2
Form of Fifth Amendment, dated October 30, 2024, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Citizens JMP Securities, LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 30, 2024).

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

CAPITAL SOUTHWEST CORPORATION

February 4, 2025	By:	/s/ Bowen S. Diehl
Date		Bowen S. Diehl
President and Chief Executive Officer

February 4, 2025	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
Chief Financial Officer, Secretary and Treasurer