Form 10-K
period 2025-03-31
CAPITAL SOUTHWEST CORP
filed 2025-05-20
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2024 was $1,152,736,688 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 16, 2025 was 53,710,750.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of interest rate volatility and elevated levels of inflation on our business and our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to operate as a business development company and to qualify and maintain our qualification as a regulated investment company, including the impact of changes in laws or regulations, including the tax reform, governing our operations or the operations of our portfolio companies;
•our ability to operate our wholly owned subsidiaries, Capital Southwest SBIC I, LP and Capital Southwest SBIC II, LP, as small business investment companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of supply chain disruptions and labor shortages on our portfolio companies;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and our financial condition;
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

Since September 30, 2015, we have pursued a credit-focused investment strategy. We specialize in providing customized financing to middle market companies in a broad range of industry segments located primarily in the United States. We invest primarily in first lien debt securities and also invest in preferred stock and common stock alongside our debt investments or through warrants. Our common stock trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

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

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). As such, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we generally must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), Capital Southwest SBIC I, LP (“SBIC I”) and Capital Southwest SBIC II, LP ("SBIC II" and together with SBIC I, the "SBIC Subsidiaries") are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in entities that are classified as partnerships for U.S. federal income tax purposes while complying with the source-of-income requirements applicable to RICs. The Taxable Subsidiary is classified as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax imposed at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

SBIC I and SBIC II received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, on April 20, 2021 and April 17, 2025, respectively. The SBIC Subsidiaries have an investment strategy substantially similar to the Company and make similar types of investments in accordance with SBA regulations. The SBIC Subsidiaries and their respective general partners are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC Subsidiaries are included in the consolidated financial statements. See “Regulation as a Small Business Investment Company” below for more information about the regulations applicable to the SBIC Subsidiaries.

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

OVERVIEW OF OUR BUSINESS

We are an internally managed closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to lower middle market, or LMM, companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments.  Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in first lien debt securities, secured by security interests in portfolio company assets. We also may invest in equity interests in our portfolio companies alongside our debt securities.

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

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us. The current members of the investment committee are Michael Sarner, President and Chief Executive Officer; Josh Weinstein, Chief Investment Officer; and Ryan Kelly, Managing Director. Ramona Rogers-Windsor, a member of the Board of Directors, is a non-voting observer of the investment committee.

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

•Exit Strategy:    We generally exit most investments through debt refinancing, debt prepayment, or sale of the portfolio company. We typically do not control the process or the timing of these exits as a lender or a minority equity holder.

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

Determinations in Connection with our Offerings

The 1940 Act prohibits us from selling shares of our common stock at a price below then current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share, provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

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

COMPETITION

We compete for attractive investment opportunities with other financial institutions, including direct lenders, BDCs, junior capital lenders and banks. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team and our responsive and efficient investment analysis and decision-making processes. However, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Furthermore, our competitors may have a lower cost of funds and many have access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships, and build their market shares. Likewise, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. See “Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

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

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. For certain employees, our compensation strategy also includes an equity incentive plan, which we have structured to further align the interests of our employees with our shareholders, and to cultivate a strong sense of ownership and commitment to the Company. Through our performance review processes, our employees are annually evaluated by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We provide a workplace designed to enable our employees to balance work, family and family-related situations. Our employees have access to a parental leave program for birth, adoption placement or foster child placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, the Company and our communities.

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

As of March 31, 2025, we had thirty employees. These employees include our corporate officers and investment and portfolio management professionals, supported by finance, accounting and administrative professionals. All of our employees are located in our principal executive offices in Dallas, Texas.

LEVERAGE

We borrow funds to make investments, a practice known as “leverage,” in an effort to increase returns to our shareholders. Effective April 25, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date. The amount of leverage that we employ at any particular time will depend on management’s and our Board of Directors’ assessments of portfolio mix, prevailing market advance rates, and other market factors at the time of any proposed borrowing. See “Risk Factors – Risks Related to Our Business and Structure – Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of "senior securities" in the asset coverage requirement applicable to the Company under the 1940 Act.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources” as well as Note 5 - Borrowings in the Notes to our Consolidated Financial Statements for the year ended March 31, 2025 for information regarding the Corporate Credit Facility, the SPV Credit Facility and the issuance of the 3.375% Notes due 2026 (the “October 2026 Notes”), the 7.75% Notes due 2028 (the “August 2028 Notes”) and the 5.125% convertible notes due 2029 (the "2029 Convertible Notes").

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

•We intend to distribute substantially all of our income to our shareholders. We generally will be subject to U.S. federal income tax only on the portion of our taxable income we do not timely distribute (or are not deemed to distribute) to shareholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income, and asset diversification requirements, we will not be subject to U.S. federal income tax on our taxable income and gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We generally are subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on the portion of our taxable income and gains that we do not timely distribute (or are not deemed to distribute) and certain built-in gains. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We satisfied the minimum distribution requirements for tax years 2023 and 2022 and intend to satisfy the minimum distribution requirements for tax year 2024. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, the Taxable Subsidiary, SPV and SBIC I hold a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary, SPV, SBIC I and SBIC II are consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies held by the Taxable Subsidiary, SPV, SBIC I, and SBIC II, if any. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in entities that are classified as partnerships for U.S. federal income tax purposes while complying with the source-of-income requirements applicable to RICs. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a portfolio investment that is a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes generally would flow through directly to us. To the extent that such income did not consist of certain specified types of income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of U.S. federal income taxes. In the case where interests in portfolio investments that are organized as partnerships or entities or arrangements treated as partnerships for U.S. federal income tax purposes are owned by the Taxable Subsidiary, the income from those interests is subject to tax at the Taxable Subsidiary and such income does not flow through to us, thereby helping us preserve our RIC status and the resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate U.S. federal income tax expense as a result of its ownership of the portfolio companies. This U.S. federal income tax expense, if any, is reflected in our Consolidated Statements of Operations.

The Taxable Subsidiary was formed to permit us to hold certain interests in entities that are classified as partnerships for U.S. federal income tax purposes while complying with the source-of-income requirements applicable to RICs. The Taxable Subsidiary is classified as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax imposed at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility to support our investment and operating activities.

•Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%, which became effective April 25, 2019. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that our asset coverage ratio, taking into account any such issuance, would not be less than 166% at any time after the effective date. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage requirement. While the use of leverage may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if our returns on investments are less than the costs of borrowing. On August 11, 2021, we received an exemptive order from the SEC that permits us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates and principal underwriters as well as their respective affiliates.  The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons” (as defined in the 1940 Act) of the BDC.  In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities.

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

Qualifying Assets

The 1940 Act provides that we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless at the time of the investment at least 70% of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (1) securities of eligible portfolio companies; (2) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (3) securities of certain controlled companies; (4) securities of certain bankrupt, insolvent or distressed companies; (5) securities received in exchange for or distributed in or with respect to any of the foregoing; and (6) cash, cash equivalents, U.S. government securities and high-quality short-term securities maturing in one year or less from the time of such investment.

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

As of March 31, 2025, we had $235.0 million, $108.0 million, $150.0 million, $71.9 million, and $230.0 million in total aggregate principal amount of debt outstanding under the Corporate Credit Facility, the SPV Credit Facility, the October 2026 Notes, the August 2028 Notes, and the 2029 Convertible Notes, respectively. As of March 31, 2025, our asset coverage for borrowed amounts was 211%.

In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or repurchasing such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.  Under specific conditions described below, we are also permitted by the 1940 Act to issue warrants.

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock at a price below the then current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Valuation Committee, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 annual meeting of shareholders. See "Risk Factors - Risks Relating to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

Issuance of Warrants, Options or Rights

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and our

Board of Directors approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our President and Chief Executive Officer, our Chief Financial Officer (or persons performing similar functions), our Board of Directors, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/governance.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interests of our shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. Our proxy voting decisions are made by the investment team that is responsible for monitoring the investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our Chief Compliance Officer any potential conflict of which he or she is aware. Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer c/o Capital Southwest Corporation, 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. We are further required to designate a Chief Compliance Officer to be responsible for administering these policies and procedures. Tabitha Geiger serves as our Chief Compliance Officer.

Exemptive Relief relating to Equity Compensation Plans

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

We expect to be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, former citizens or long-term residents of the United States, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid United States U.S. federal income tax, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, and persons who acquire an interest in the Company in connection with the performance of services. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of investment, which may differ substantially from those described herein. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any income or gains that we timely distribute (or are deemed to distribute) to our shareholders from our tax earnings and profits. We will be subject to U.S. federal income tax imposed at corporate rates on any income or gains not timely distributed (or deemed distributed) to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify as a RIC, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the "Annual Distribution Requirement"). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year. In such case, we generally will be subject to U.S. federal income tax imposed at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the calendar year ended December 31 and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. While we are expected to distribute income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•Meet the Annual Distribution Requirement;
•Qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code) (the "90% Income Test"); and
•Diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash items, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more certain “qualified publicly traded partnerships” (these 50% and 25% requirements are referred to herein as the "Diversification Tests").

Under the Code, we may treat certain of our distributions that are paid after the end of the current year as paid in the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record on a specified date in one of those months, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the year in which the dividend was declared. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S.

federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

To the extent that we invest in entities or arrangements treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests. If the entity is a "qualified publicly traded partnership," the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be "securities" for purposes of the Diversification Tests.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (including debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount or payment-in-kind interest that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

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

As a RIC, we are generally limited in our ability to deduct expenses in excess of its our “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not allowed to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

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

Failure to Obtain RIC Tax Treatment

If we were unable to qualify as a RIC, and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax on all of our taxable income imposed at corporate rates regardless of whether we make any distributions to our shareholders. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gains, would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate distributees may be eligible for the dividends-received deduction, and non-corporate shareholders may be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute to our shareholders all of our previously undistributed earnings and profits attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. In addition, if we fail to meet the RIC requirements for a period greater than two taxable years and then seek to re-qualify as a RIC, we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gain with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our common stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares. See "Risk Factors – Legislative or other actions relating to taxes could have a negative effect on us."

REGULATION AS A SMALL BUSINESS INVESTMENT COMPANY

The SBIC licenses obtained by our SBIC Subsidiaries allow them to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA regulations currently permit each of the SBIC Subsidiaries to borrow up to $175 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350 million. SBA-guaranteed debentures are non-recourse, interest only debentures, with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding; rather, such funding is dependent upon the SBIC Subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to the SBIC Subsidiaries' assets over our shareholders in the event we liquidate the SBIC Subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiaries upon an event of default.

On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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

The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or certain “passive” (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC’s regulatory capital in any one company and its affiliates.

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

The SBA restricts the ability of an SBIC to provide financing to an “associate,” as defined in the SBA regulations, without prior written approval from the SBA. SBA regulations also prohibit, without prior SBA approval, a “change of control” or “change in ownership” of transfer of an SBIC (as such terms are defined in the SBA regulations) and require that SBICs invest idle funds in accordance with SBA regulations. In addition, the SBIC Subsidiaries may also be limited in their ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

The SBIC Subsidiaries are subject to regulation and oversight by the SBA, including, among other things, requirements with respect to maintaining certain minimum financial ratios and other covenants, a periodic examination by an SBA examiner, and the performance of a financial audit by an independent auditor.

THE NASDAQ GLOBAL SELECT MARKET CORPORATE GOVERNANCE REGULATIONS

The NASDAQ Global Select Market, or Nasdaq, has adopted corporate governance listing standards with which listed companies must comply in order to remain listed and in good standing. We believe that we are in compliance with these corporate governance listing standards. We intend to monitor our compliance with future listing standards and to take all necessary actions to ensure that we remain in compliance.

SECURITIES EXCHANGE ACT OF 1934 AND SARBANES-OXLEY ACT COMPLIANCE

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and regulations promulgated thereunder, which impose a wide variety of regulatory requirements on publicly held companies and their insiders.  For example:

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
•pursuant to Section 404(b) of Sarbanes-Oxley, as a large accelerated filer, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
•All of our assets are subject to security interests under our Corporate Credit Facility and our SPV Credit Facility, except for assets held by the SBIC Subsidiaries, and if we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.
•In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility and/or the SPV Credit Facility, and thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.
•We will become subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.
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
•Each SBIC Subsidiary has an SBIC license and is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.
•We are exposed to risks associated with changes in interest rates.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies could harm our operating results.

•We generally will not control our portfolio companies.
•Investing in shares of our common stock may involve an above average degree of risk.
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
•The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Corporate Credit Facility.
•The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SBA-guaranteed debentures and the SPV Credit Facility.
•We may not be able to repurchase the October 2026 Notes upon a Change of Control Repurchase Event.
•We may not have the ability to raise the funds necessary to settle conversions of the 2029 Convertible Notes in cash or to repurchase the 2029 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes.
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

Achieving our investment objective is largely a function of our investment team’s management of the investment process and our access to investments offering attractive risk adjusted returns.  In addition, members of our investment team may be called upon, from time to time, to provide managerial assistance to some of our portfolio companies.

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

Our business model depends to a significant extent upon strong referral relationships.  Our inability to develop or maintain these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

All of our assets are subject to security interests under our Corporate Credit Facility and our SPV Credit Facility, except for assets held by the SBIC Subsidiaries, and if we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, we may suffer adverse consequences, including foreclosure on our assets.

All of our assets are currently pledged as collateral under our Corporate Credit Facility or our SPV Credit Facility, except for assets held by the SBIC Subsidiaries. If we default on our obligations under the Corporate Credit Facility or the SPV Credit Facility, the lenders party thereto may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and prices we would not consider advantageous. Moreover, such deleveraging of the Company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our shareholders. In addition, if the lenders exercise their right to sell the assets pledged under our Corporate Credit Facility or our SPV Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Corporate Credit Facility or the SPV Credit Facility. These distressed prices could be materially below our most recent valuation of each security, which could have a significantly negative effect on NAV.

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility and/or the SPV Credit Facility, and thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2025, the Corporate Credit Facility provides us with a revolving credit line of up to $485.0 million of which $235.0 million was drawn. As of March 31, 2025, the SPV Credit Facility provides us with total commitments of $200.0 million of which $108.0 million was drawn.

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

As of March 31, 2025, we had $235.0 million borrowings outstanding out of $485 million of total commitments under our Corporate Credit Facility. Borrowings under the Corporate Credit Facility bear interest, on a per annum basis, equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Corporate Credit Facility. The Corporate Credit Facility is secured by all of the Company's assets, except for assets held by the SBIC Subsidiaries and SPV. If we are unable to meet our financial obligations under the Corporate Credit Facility, the lenders under the Corporate Credit Facility may exercise their remedies under the Corporate Credit Facility as the result of a default by us.

As of March 31, 2025, we had $108.0 million borrowings outstanding out of the $200 million of total commitments under our SPV Credit Facility. Borrowings under the SPV Credit Facility bear interest, on a per annum basis, equal to three-month Term SOFR plus an applicable margin of 2.50% during the revolving period ending on March 20, 2027 and, thereafter, three-month Term SOFR plus an applicable margin of 2.85%.We pay unused commitment fees of 0.35% per annum on the unused commitments, and we previously paid 0.10% per annum on the unused commitments for a period through April 20, 2024. The SPV Credit Facility is secured by all of SPV's assets. If we are unable to meet our financial obligations under the SPV Credit Facility, the lenders under the SPV Credit Facility may exercise their remedies under the SPV Credit Facility as the result of a default by us.

As of March 31, 2025, the carrying amount of the October 2026 Notes was $148.8 million. The October 2026 Notes mature on October 1, 2026 and may be redeemed in whole or in part at any time prior to July 1, 2026, at par plus a "make-whole" premium, and thereafter at par. The October 2026 Notes bear interest at a rate of 3.375% per year, payable semi-annually on April 1 and October 1 of each year. The October 2026 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's or its subsidiaries' existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures.

As of March 31, 2025, the carrying amount of the August 2028 Notes was $70.2 million. The August 2028 Notes mature on August 1, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after August 1, 2025. The August 2028 Notes bear interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year. The August 2028 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's and its subsidiaries' existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures. The August 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol "CSWCZ."

As of March 31, 2025, the carrying amount of the 2029 Convertible Notes was $223.1 million. The 2029 Convertible Notes mature on November 15, 2029, unless earlier converted, redeemed or repurchased. The 2029 Convertible Notes bear interest at a rate of 5.125% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2029 Convertible Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's or its subsidiaries' existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(27.29)%	(16.64)%	(5.98)%	4.67%	15.32%

(1)Assumes $1,882.8 million in total assets, $969.9 million in debt principal outstanding, $883.6 million in net assets and a weighted-average interest rate of 5.28% on our indebtedness based on our financial data available on March 31, 2025. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2025 total assets of at least 2.81%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2025, 90.0% of our total assets consisted of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, or we could be required to dispose of investments at inopportune or inappropriate times to comply with the 1940 Act (which could result in the dilution of our position). If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We will become subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC under subchapter M of the Code.

We have elected, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To qualify as a RIC, we must meet the following annual distribution, income source and asset diversification requirements:

•The annual distribution requirement for a RIC is generally satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized short-term capital gains in excess of realized net long-term capital losses. We will be subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

•The source-of-income requirement is satisfied if we obtain at least 90% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test.

•The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year.  To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash items, U.S. Government securities, securities of other RICs, and other securities, provided that such other securities will not include any securities of any one issuer, if our holdings of such issuer constitute more than 5% of the total value of our assets or if we hold more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”).  In addition, no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S Government securities or securities of other RICs, of one issuer; (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses; or (iii) the securities of one or more “qualified publicly traded partnerships.”

Failure to meet these requirements may result in us having to dispose of certain unqualified investments quickly in order to continue to qualify as a RIC. If we fail to qualify as a RIC and, consequently, are subject to U.S. federal income tax, the resulting U.S. federal income tax liability could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Even if the Company qualifies as a RIC, it may face tax liabilities that reduce its cash flow.

If we continue to qualify as a RIC under the Code, we generally will not be subject to U.S. federal income tax on income and gains that we timely distribute to our shareholders as dividends. Income derived through the Taxable Subsidiary will be subject to U.S. federal income tax imposed at corporate rates without regard to the Annual Distribution Requirement, and any taxes paid by the Taxable Subsidiary would decrease the cash available for distribution.

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

From time to time, capital markets may experience periods of disruption and instability.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, the ongoing war in the Middle East, and uncertainties regarding shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. Concerns over inflation, economic recession, interest rate volatility and fluctuations, and geopolitical tension have exacerbated market volatility. We anticipate our and our portfolio companies' business would be materially and adversely affected by a prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, which could result in illiquidity in parts of the capital markets.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. Significant disruption or volatility in the capital markets also may affect the pace of our investment activity and the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. These events have limited and could continue to limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. Additionally, we may have to access, if available, alternative markets for debt and equity capital. A severe disruption in the global financial markets, deterioration in credit and financing conditions, high interest rates, uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our directors who are not "interested persons" (as such term is used under Section 2(a)(19) of the 1940 Act) of the Company, or independent directors. Volatility and dislocation in the capital markets also can create a challenging environment in which to raise or access debt capital. Under these conditions, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in an elevated interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies' operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates remain high in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Uncertainty can result in or coincide with other phenomena, including, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); social, economic, and political instability; nationalization of private enterprise; governmental involvement in the economy or in social factors that impact the economy; increased threats of tariffs or barriers to trade; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; economic recessions or downturns; and difficulties in obtaining and/or enforcing legal judgments.

The Republican Party currently controls the Presidency, the Senate and the House of Representatives, which increases the likelihood that legislation may be adopted. Any new or changed laws or regulations, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and we expect to see continued regulatory uncertainty in the near term. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. The current global economic and political conditions and the uncertainty on applicable laws or regulations that impact us and our portfolio companies could have a significant adverse effect on our and our portfolio companies' business.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and others in the future may, impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the market value of our shares of common stock to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

The effect of global climate change may impact the operations and valuation of our portfolio companies.

Climate change creates physical and financial risk and our business operations and our portfolio companies may face risks associated with climate change. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions (including wildfires, droughts, hurricanes and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies.

Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s credit rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. There is no guarantee that there will not be a further downgrade in the future. The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC and the SBA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these or other government agencies prevents them from performing their normal business functions, which could impact, among other things: (i) our portfolio companies’ ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or liquidate such investments; (ii) the ability for the SBIC Subsidiaries to originate loans; and (iii) the ability of other governmental agencies to timely review and process regulatory submissions of our portfolio companies, as applicable. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that have been, or may be, negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We and our portfolio companies are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our business and the operations of our portfolio companies, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Any change in the laws or regulations, the interpretations of such laws and regulations, or newly enacted laws or regulations could require changes to certain business practices used by us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and/or be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

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

Our asset coverage requirement is 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% or 150%, if certain requirements are met. On April 25, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the modified asset coverage requirements of 150%, which became effective April 25, 2019. Additionally, the Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, as well as requires that our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting as a large accelerated filer. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s time and attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business requires capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

•Under the 1940 Act and effective April 25, 2019, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. The Board also approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account such issuance, would not be less than 166%, at any time after the effective date. In addition, on August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we will be prohibited from issuing debt securities and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to shareholders or repurchase shares until such time as we satisfy the asset coverage requirement.
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

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “- Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Each SBIC Subsidiary has an SBIC license and is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received licenses from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, and are regulated by the SBA.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Accordingly, compliance with SBIC requirements may cause the SBIC Subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations and/or to invest at less competitive rates in order to find investments that qualify under the SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If the SBIC Subsidiaries fail to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit the use of the debentures, declare outstanding debentures immediately due and payable, and/or limit the SBIC Subsidiaries from making new investments. In addition, the SBA could revoke or suspend the SBIC Subsidiaries' licenses for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958, as amended, or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect our operations because the SBIC Subsidiaries are our wholly owned subsidiaries.

Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2025 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that would similarly modify the Code. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. While the likelihood of any such legislation being enacted is uncertain, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation or regulations could affect our ability to qualify as a RIC or otherwise impact the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We are highly dependent on information systems and operational risks including systems failures could significantly disrupt our business, which may, in turn, have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our shareholders.

Our business is highly dependent on our and third parties’ communications and information systems. We face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;
•natural disasters such as wildfires, earthquakes, tornadoes and hurricanes;
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

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as counterparty, employee and borrower information. Cybersecurity failures or breaches to service providers (including, but not limited to, transfer agents and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred to prevent any cyber-incidents in the future. The Company does not control the cybersecurity measures put in place by third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed.

Our portfolio companies also rely on similar information systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.

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

We primarily invest in privately held U.S. middle market companies. Investments in privately held middle market companies involve a number of significant risks, including the following:

•These companies are more likely to depend on the management talents and efforts of a small group of key employees.  Therefore, the death, disability, resignation, termination, or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on the value of such portfolio company.
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

We invest, and will continue to invest, in portfolio companies whose securities are not publicly traded. These securities generally are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to comply with the requirements applicable to us as a BDC and maintain our qualification as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, any disruption in economic activity has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Our business is at risk if one of our borrowers defaults. Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to non-payment of interest and other defaults and, potentially, acceleration of its loans and foreclosure on its secured assets. These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold. We also may incur expenses to the extent necessary to recover upon a default or to negotiate new terms, which may include the waiver of certain financial covenants, with the defaulting portfolio company.

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

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first quarter of 2025 following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional cuts in the future; however, future reductions to benchmark rates are not certain. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States.

If interest rates decline and we are in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income, due to the fixed interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes and the SBA Debentures. Conversely, in an elevated interest rate environment, such difference could potentially increase thereby increasing our net income. However, if interest rates remain elevated, there is a risk that portfolio companies in which we hold floating rate loans will be unable to pay interest amounts, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.

Further, a continued period of elevated interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In the current and any future periods of elevated interest rates, to the extent we issue fixed rate debt at higher rates our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured our investments as secured debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing our subordinated claim to the bankruptcy estate. The principles of equitable subordination based on case law generally provide that a claim may be subordinated only if its holder is guilty of misconduct or where the secured debt is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We also may be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

Our investments in the healthcare sector are subject to substantial risk. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practice, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. There has also been an increased political and regulatory focus on healthcare laws in recent years, and policy changes on the local, state and federal level could have a material effect on the business and operations of some of our portfolio companies.

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

The investments we make in accordance with our investment objective may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

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

The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Corporate Credit Facility.

Each of the October 2026 Notes, the August 2028 Notes and the 2029 Convertible Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred (including our Corporate Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2025, we had $235.0 million in outstanding indebtedness under our Corporate Credit Facility, which is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV).

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SBA-guaranteed debentures and the SPV Credit Facility.

The Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries (including the SBA-guaranteed debentures and the SPV Credit Facility). As of March 31, 2025, SBIC I had $175.0 million in SBA-guaranteed debentures outstanding, and we had $108.0 million outstanding under our SPV Credit Facility, which is secured by all of SPV's assets.

The respective indentures under which the October 2026 Notes, the August 2028 Notes and the 2029 Convertible Notes were issued contain limited protection for holders of the October 2026 Notes, the August 2028 Notes and the 2029 Convertible Notes.

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

The respective indenture governing the October 2026 Notes will require us to make an offer to purchase the October 2026 Notes in connection with a change of control or any other event, respectively. See "We may not be able to repurchase the October 2026 Notes upon a Change of Control Repurchase Event" for more information.

In addition, the respective indenture governing the 2029 Convertible Notes permits holders of the 2029 Convertible Notes to require us to repurchase all or any portion of their 2029 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. See "We may not have the ability to raise the funds necessary to settle conversions of the 2029 Convertible Notes in cash or to repurchase the 2029 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2029 Convertible Notes" for more information.

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

We may not be able to repurchase the October 2026 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the indenture governing the October 2026 Notes), holders of the October 2026 Notes may require us to repurchase for cash some or all of the October 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the October 2026 Notes being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the October 2026 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of the October 2026 Notes, we would also have to comply with certain requirements under our Corporate Credit Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under our Corporate Credit Facility. The terms of our Corporate Credit Facility and our SPV Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the respective lenders to accelerate any indebtedness outstanding under such credit facilities at that time and to terminate such credit facilities. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the October 2026 Notes to require the mandatory purchase of the October 2026 Notes, respectively, would likely constitute an event of default under our Corporate Credit Facility entitling the lenders under our Corporate Credit Facility to accelerate any indebtedness outstanding under the Corporate Credit Facility at that time and to terminate the Corporate Credit Facility. Our and our subsidiaries' future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered October 2026 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the October 2026 Notes, and a cross-default under the agreements governing certain of our other indebtedness, including under the agreements governing our Corporate Credit Facility and likely under the agreements governing our SPV Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay such indebtedness immediately. If the holders of the October 2026 Notes exercise their respective right to require us to repurchase the October 2026 Notes, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

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

While a trading market developed after issuing the October 2026 Notes, August 2028 Notes and the 2029 Convertible Notes, we cannot assure you that an active trading market for the October 2026 Notes, the August 2028 Notes and the 2029 Convertible Notes will be maintained.

While a trading market developed after issuing the Notes, we cannot assure you that an active and liquid market for the Notes will be maintained. We do not intend to list the October 2026 Notes or the 2029 Convertible Notes on any securities exchange or for quotation of the October 2026 Notes or the 2029 Convertible Notes on any automated dealer quotation system. If the October 2026 Notes or the 2029 Convertible Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions.

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

Additionally, the Cybersecurity Program includes quarterly general cybersecurity awareness and data protection training for employees as well as regular phishing simulations. The Company also has annual certification requirements for employees with respect to certain policies supporting the cybersecurity program including the IT, Cybersecurity and Physical Security Policies and Procedures, the Disaster Recovery Business Continuity Plan, the Social Media and Electronic Communications Policy and the Privacy Policy.

Our Cybersecurity Program is administered by our Executive Vice President of Accounting and our Chief Compliance Officer. These individuals, along with our external legal counsel and third-party IT providers serve as the incident response handlers in connection with any material cybersecurity incident under our Incident Response Plan. The Incident Response Plan provides guidelines for responding to a cybersecurity incident and facilitates coordination between the necessary parties. This includes notification to our senior management, and if material, reported to Board of Directors. We also utilize the services of IT and cybersecurity consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems to recommend improvements to our Cybersecurity Program. The Company maintains a cybersecurity insurance policy, which includes services of additional third party experts in the event of a cyber incident. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk management, including cybersecurity. The Board receives quarterly updates to the Cybersecurity Program from the Company's management. These updates include the results of the cybersecurity risk assessments, the planning and results of the periodic testing by our third-party IT and cybersecurity consultants, updates and enhancements to the Cybersecurity Program and the Incident Response Plan, and reporting of additional cybersecurity data metrics.

Item 2.     Properties

We do not own any real estate or other physical properties. We maintain our offices at 8333 Douglas Avenue, Suite 1100, Dallas, Texas 75225, where we lease approximately 20,000 square feet of office space pursuant to a lease agreement expiring in September 2035. We believe that our offices are adequate to meet our current and expected future needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2025, 2024, 2023 2022, 2021, 2020, 2019, 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2025, 2024, 2023 2022, 2021, 2020, 2019 and 2018, on the senior securities table as of March 31, 2025, 2024, 2023 2022, 2021, 2020, 2019 and 2018 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Corporate Credit Facility
2025	$235,000	$2,112	—	N/A
2024	265,000	2,205	—	N/A
2023	235,000	2,125	—	N/A
2022	205,000	1,850	—	N/A
2021	120,000	1,873	—	N/A
2020	154,000	1,889	—	N/A
2019	141,000	2,495	—	N/A
2018	40,000	4,162	—	N/A
2017	25,000	12,403	—	N/A
SPV Credit Facility
2025	$108,000	$2,112	—	N/A
2024	—	2,205	—	N/A
December 2022 Notes
2020	$77,136	$1,889	—	$22.01
2019	77,136	2,495	—	25.50
2018	57,500	4,162	—	25.40
October 2024 Notes
2021	$125,000	$1,873	—	N/A
2020	75,000	1,889	—	N/A
January 2026 Notes
2024	$140,000	$2,205	—	N/A
2023	140,000	2,125	—	N/A
2022	140,000	1,850	—	N/A
2021	140,000	1,873	—	N/A
October 2026 Notes
2025	$150,000	$2,112	—	N/A
2024	150,000	2,205	—	N/A
2023	150,000	2,125	—	N/A
2022	150,000	1,850	—	N/A
August 2028 Notes
2025	$71,875	$2,112	—	$25.59
2024	71,875	2,205	—	25.83

2029 Convertible Notes
2025	$230,000	$2,112	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. On August 11, 2021, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to CSWC under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities (including the SBA Debentures, which represents indebtedness not represented by senior securities pursuant to our exemptive order), divided by senior securities representing indebtedness. Starting from the year ended March 31, 2024, the Company updated prior year asset coverage per unit values based on this calculation by subtracting SBA Debentures from consolidated total assets.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Average market value per unit for our Corporate Credit Facility, SPV Credit Facility, October 2024 Notes, January 2026 Notes, October 2026 Notes and 2029 Convertible Notes is not applicable because these are not registered for public trading.

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

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2026
First Quarter (through May 16, 2025)	*	$22.49	$17.46	*	*
Year ended March 31, 2025
Fourth Quarter	$16.70	$23.86	$21.23	42.87%	27.13%
Third Quarter	16.59	25.90	20.68	56.12	24.65
Second Quarter	16.59	27.23	22.70	64.14	36.83
First Quarter	16.60	27.22	24.08	63.98	45.06
Year ended March 31, 2024
Fourth Quarter	$16.77	$26.17	$23.06	56.05%	37.51%
Third Quarter	16.77	24.29	20.72	44.84	23.55
Second Quarter	16.46	23.35	19.59	41.86	19.02
First Quarter	16.38	20.25	17.22	23.63	5.13

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “CSWC.” On May 16, 2025, there were approximately 293 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Corporate Credit Facility, our SPV Credit Facility, the indentures governing each of our October 2026 Notes, August 2028 Notes and 2029 Convertible Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2025):
Operating expenses	3.29%	(4)
Interest payments on borrowed funds	7.21%	(5)
Income tax provision	0.26%	(6)
Total annual expenses	10.76%

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
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2025. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents (a) our estimated annual interest payments based on actual interest rate terms under our credit facilities, with available commitments of $510 million under the Company's senior secured revolving credit facility (the "Corporate Credit Facility") and available commitments of $200 million under the Company's special purpose vehicle financing credit facility (the "SPV Credit Facility"), and our anticipated drawdowns from our credit facilities, (b) our actual interest rate terms under the SBA Debentures and our anticipated drawdowns of the SBA Debentures, and (c) our estimated annual interest payments, based on actual interest rate terms, on the 3.375% notes due 2026 (the "October 2026 Notes"), the 7.75% notes due 2028 (the "August 2028 Notes"), and the 5.125% convertible notes due 2029 (the "2029 Convertible Notes"). As of March 31, 2025, we had $235.0 million outstanding under our Corporate Credit Facility, $108.0 million outstanding under our SPV Credit Facility, $175.0 million outstanding under the SBA Debentures, $150.0 million in aggregate principal of the October 2026 Notes outstanding $71.9 million in aggregate principal of the August 2028 Notes outstanding, and $230.0 million in aggregate principal of the 2029 Convertible Notes outstanding. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax provision relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax provision represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based on actual income tax expense for the year ended March 31, 2025.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$108	$305	$480	$836

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2025, the Company did not repurchase any shares under the share repurchase program.

The following table provides information regarding purchases of our common stock during the year ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2024	—	$—	—	$—
May 1 through May 31, 2024	—	—	—	—
June 1 through June 30, 2024 (1)	71,229	26.13	—	—
July 1 through July 31, 2024	—	—	—	—
August 1 through August 31, 2024	—	—	—	—
September 1 through September 30, 2024	—	—	—	—
October 1 through October 31, 2024	—	—	—	—
November 1 through November 30, 2024	—	—	—	—
December 1 through December 31, 2024	—	—	—	—
January 1 through January 31, 2025	—	—	—	—
February 1 through February 28, 2025 (1)	36,049	23.46	—	—
March 1 through March 31, 2025	—	—	—	—
Total	107,278	$25.23	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2025, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2025, the Company has $20 million available under the share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 ETF, the S&P BDC Index and the S&P Regional Banking ETF. The graph assumes initial investment of $100 on March 31, 2020 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Five Year Total Return Performance
340
320
300
280
260
240
220
200
180
160
140
120
100
80
Mar-31-2020
Mar-31-2021
Mar-31-2022
Mar-31-2023
Mar-31-2024
Mar-31-2025
Fiscal Year Ended March 31
Capital Southwest (199.3%)
iShares Russell 2000 ETF (84.8%)
S&P BDC Index (79.6%)
S&P Regional Banking ETF (97.5%)

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

OVERVIEW

We are an internally managed closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We specialize in providing customized debt and equity financing to LMM companies in a broad range of investment segments located primarily in the United States. Our investment objective is to produce attractive risk-adjusted returns by generating current income from our debt investments and capital appreciation from our equity and equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in first lien debt securities, secured by security interests in portfolio company assets. We also may invest in equity interests in our portfolio companies alongside our debt securities.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the years ended March 31, 2025, 2024 and 2023, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.73%, 1.72% and 1.91%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of both March 31, 2025 and March 31, 2024, our investment portfolio at fair value represented approximately 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of March 31, 2025 and March 31, 2024 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,785.3 million as of March 31, 2025, as compared to $1,476.6 million as of March 31, 2024. As of March 31, 2025, we had investments in 121 portfolio companies with an aggregate cost of $1,779.4 million. As of March 31, 2024, we had investments in 116 portfolio companies with an aggregate cost of $1,476.7 million. The following table presents certain additional selected information regarding our debt investments as of March 31, 2025 and March 31, 2024 (dollars in millions):

	March 31, 2025	March 31, 2024
Debt investments, at fair value, bearing a floating rate	$1,562.3	$1,310.0
Percentage of debt bearing a floating rate	97.3%	97.4%
Percentage of floating rate debt subject to contractual minimum interest rates	99.1%	99.1%
Debt investments, at fair value, bearing a fixed rate	$43.6	$34.5
Percentage of debt bearing a fixed rate	2.7%	2.6%
Weighted average contractual minimum interest rate	1.5%	1.3%

The following tables provide a summary of our investments in portfolio companies as of March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
	(dollars in thousands)
Number of portfolio companies (a)	121	116
Fair value	$1,785,299	$1,476,561
Cost	$1,779,360	$1,476,703
% of portfolio at fair value - debt	90.0%	91.1%
% of portfolio at fair value - equity	10.0%	8.9%
% of investments at fair value secured by first lien	88.9%	88.7%
Weighted average annual effective yield on debt investments (b)	11.7%	13.3%
Weighted average annual effective yield on total investments (c)	11.5%	12.7%
Weighted average EBITDA (d)	$18,499	$22,988
Weighted average leverage through CSWC security (e)	3.5x	3.6x

(a)At March 31, 2025 and March 31, 2024, we had equity ownership in approximately 65.3% and 56.0%, respectively, of our portfolio companies.

(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2025 and March 31, 2024, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2024, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

We continue to observe commodity inflation, elements of financial market instability (including elevated interest rates), supply chain disruptions, changes to U.S. tariff and import/export regulations, and elements of geopolitical instability (including the ongoing war in Ukraine, conflict in the Middle East, and U.S. and China relations). Changes to trade policies, including the imposition of new tariffs, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 4 investment rating scale at fair value as of March 31, 2025 and March 31, 2024:

	As of March 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$400,989	25.0%
2	1,128,438	70.3
3	76,479	4.7
4	—	—
Total	$1,605,906	100.0%

	As of March 31, 2024
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$197,212	14.7%
2	1,075,717	80.0
3	68,690	5.1
4	2,940	0.2
Total	$1,344,559	100.0%

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

As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio's fair value and approximately 3.9% of its cost.

Investment Activity

During the year ended March 31, 2025, we made debt investments totaling $554.0 million and equity investments totaling $14.5 million. We received contractual principal repayments totaling approximately $60.8 million and full prepayments of approximately $151.4 million. We funded $52.0 million on revolving loans and received $36.5 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $49.6 million.

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

Total portfolio investment activity for the year ended March 31, 2025 and 2024 was as follows (dollars in thousands):

Year ended March 31, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	605,898	—	57	14,509	620,464
Proceeds from sales of investments	(31,584)	—	—	(17,986)	(49,570)
Principal repayments received	(244,854)	(3,840)	(75)	—	(248,769)
Distributions-in-kind[1]	4,115	—	—	2,294	6,409
Conversion/exchange of security	(14,719)	(5,015)	(153)	19,887	—
PIK interest earned	12,843	70	17	—	12,930
Accretion of loan discounts	6,616	37	—	—	6,653
Realized (loss) gain	(50,534)	(8,978)	—	14,051	(45,461)
Unrealized gain (loss)	(10,608)	2,018	36	14,636	6,082
Fair value, end of period	$1,586,622	$18,066	$1,218	$179,393	$1,785,299

Year ended March 31, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	I-45 SLF LLC	Total
Fair value, beginning of period	$1,000,984	$35,820	$791	$117,537	$51,256	$1,206,388
New investments	443,326	—	—	16,560	37,600	497,486
Proceeds from sales of investments	(13,875)	—	—	(4,131)	—	(18,006)
Proceeds from return of capital	—	—	—	—	(13,645)	(13,645)
Principal repayments received	(176,763)	(2,913)	(19)	—	—	(179,695)
Distributions-in-kind[1]	71,919	—	562	—	(78,891)	(6,410)
Conversion of security[2]	(6,961)	—	—	6,961	—	—
PIK interest earned	10,845	356	33	—	—	11,234
Accretion of loan discounts	4,994	169	—	—	—	5,163
Realized (loss) gain	(22,674)	3	—	(1,859)	(15,047)	(39,577)
Unrealized (loss) gain	(2,346)	339	(31)	(3,066)	18,727	13,623
Fair value, end of period	$1,309,449	$33,774	$1,336	$132,002	$—	$1,476,561
1In connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"), the joint venture between CSWC and Main Street Capital Corporation, the Company received distributions-in-kind of investments. See Note 14 - Related Party Transactions in the Notes to the Consolidated Financial Statements for more information.
2Includes $3.8 million of cost basis allocated from first lien debt to warrants.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized (depreciation) appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Corporate Credit Facility that trigger a debt extinguishment or, with respect to the full redemption of the January 2026 Notes, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs.

Set forth below is a comparison of the results of operations for the years ended March 31, 2025 and 2024. For the comparison of the results of operations for the years ended March 31, 2024 and 2023, see the Company's Annual Report on Form 10-K for the year ended March 31, 2024, which was filed with the SEC on May 21, 2024, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of years ended March 31, 2025 and March 31, 2024

	Years Ended
	March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$204,439	$178,135	$26,304	14.8%
Interest expense	54,959	43,088	11,871	27.6%
Other operating expenses	29,033	24,098	4,935	20.5%
Income before taxes	120,447	110,949	9,498	8.6%
Income tax provision (benefit)	2,265	944	1,321	139.9%
Net investment income	118,182	110,005	8,177	7.4%
Net realized (loss) gain on investments, net of tax	(49,650)	(39,895)	(9,755)	24.5%
Net unrealized (depreciation) appreciation on investments, net of tax	2,423	13,640	(11,217)	(82.2)%
Realized loss on extinguishment of debt	387	361	26	7.2%
Realized loss on disposal of fixed assets	20	—	20	100.0%
Net increase in net assets from operations	$70,548	$83,389	$(12,841)	(15.4)%

Investment Income

Total investment income for the year ended March 31, 2025 was approximately $204.4 million, a $26.3 million, or 14.8%, increase as compared to the year ended March 31, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the years ended March 31, 2025 and 2024:

	Years Ended March 31,
	2025	2024
Interest income	$167,540	$145,815
PIK interest income	12,677	9,766
Amortization of purchase discounts and fees	6,653	5,165
Dividend income	4,546	11,746
Fee income	10,654	5,098
Other investment income	2,369	545
Total investment income	$204,439	$178,135

Interest income, PIK interest income, and amortization of purchase discounts and fees on an aggregate basis for the year ended March 31, 2025 totaled $186.9 million as compared to $160.7 million for the year ended March 31, 2024. The increase was primarily due to a 25.1% increase in the average monthly cost basis of debt investments held by us from $1,189.2 million to $1,487.4 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 13.3% to 11.7% year-over-year. Fee income for the year ended March 31, 2025 increased $5.6 million as compared to the year ended March 31, 2024 primarily due to an increase in arranger fees. Dividend income for the year ended March 31, 2025 decreased $7.2 million as compared to the year ended March 31, 2024 primarily due to the liquidation of I-45 SLF during the quarter ended March 31, 2024.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2025, our total interest expense was $55.0 million, an increase of $11.9 million, as compared to the total interest expense of $43.1 million for the year ended March 31, 2024. The increase was primarily attributable to an increase of $145.5 million in average borrowings outstanding and an increase in the weighted average interest rate on our total debt from 5.45% to 5.53% for the year ended March 31, 2024 and March 31, 2025, respectively. The increase in the weighted average interest rate was primarily due to an increase in the base rate on the Corporate Credit Facility and the addition of the SPV Credit Facility.

Salaries, General and Administrative Expenses

For the year ended March 31, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $3.0 million as compared to the total employee compensation expense for the year ended March 31, 2024. The increase was primarily due to $2.6 million of one-time compensation expenses incurred related to the departure of Company's former President and Chief Executive Officer. For the year ended March 31, 2025, our total general and administrative expense, including professional fees, was $10.9 million, an increase of $2.0 million, or 22.1%, as compared to $8.9 million for the year ended March 31, 2024. The increase was primarily attributable a variety of factors including an increase in professional fees incurred in connection with the compensation consultant engaged by the Compensation Committee, an increase in audit fees and an increase in legal fees related to the transition of leadership, as well as an increase in rent expense due to additional office space, and the write off of deferred offering costs related to our previous shelf registration statement, in addition to individually immaterial increases across several general operating expenses.

Net Investment Income

For the year ended March 31, 2025, income before taxes increased by $9.5 million, or 8.6%. Net investment income increased from the prior year period by $8.2 million, or 7.4%, to $118.2 million as a result of a $26.3 million increase in total investment income, partially offset by a $11.9 million increase in interest expense and a $1.3 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $49.7 million for the year ended March 31, 2025:

	Year ended March 31, 2025
	Full Exits	Partial Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,330)	$89	$(53,195)	$(57)	$(60,493)
Equity	14,046	—	—	(3,203)	10,843
Total net realized (loss) gain	$6,716	$89	$(53,195)	$(3,260)	$(49,650)
(1)Included in "Other" is a $2.9 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

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

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized appreciation on investments of $2.4 million for the year ended March 31, 2025 (amounts in thousands):

	Year ended March 31, 2025
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains) losses recognized during the current period	$38,657	$(13,894)	$—	$24,763
Net unrealized (depreciation) appreciation relating to portfolio investments	(47,211)	24,871[1]	—	(22,340)
Total net unrealized (depreciation) appreciation on investments	$(8,554)	$10,977	$—	$2,423
1Includes a deferred tax provision of $3.7 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $13.6 million for the year ended March 31, 2024 (amounts in thousands):

	Year ended March 31, 2024
	Debt	Equity	I-45 SLF LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to net realized losses (gains) recognized during the current period	$23,148	$1,988	$15,783	$40,919
Net unrealized (depreciation) appreciation relating to portfolio investments	(25,185)	(5,038)[1]	2,944	(27,279)
Total net unrealized appreciation (depreciation) on investments	$(2,037)	$(3,050)	$18,727	$13,640
1 Includes a deferred tax provision of $17.0 thousand associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the year ended March 31, 2025, we recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes. During the year ended March 31, 2024, we recognized a loss on extinguishment of debt of $0.4 million due to two non-extending lenders in connection with the Credit Agreement relating to the Corporate Credit Facility entered into on August 2, 2023.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2025, the Company’s asset coverage was 211%.

Cash Flows

For the year ended March 31, 2025, we experienced a net increase in cash and cash equivalents in the amount of $12.6 million. During the foregoing period, our operating activities used $217.3 million in cash, consisting primarily of new portfolio investments made by the Company of $620.5 million, partially offset by $276.9 million from sales and repayments received from debt investments in portfolio companies and $18.0 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $231.5 million, consisting primarily of net proceeds from the issuance of the 2029 Convertible Notes of $223.1 million, net proceeds from the Equity ATM Program of $178.5 million, net borrowings on our Credit Facilities of $78.0 million and net proceeds from the issuance of SBA Debentures of $21.5 million, partially offset by the full redemption of the January 2026 Notes of $140.0 million and cash dividends paid in the amount of $125.3 million. At March 31, 2025, the Company had cash and cash equivalents of approximately $43.2 million and restricted cash of approximately $1.7 million.

For the year ended March 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $10.7 million. During that period, our operating activities used $188.5 million in cash, consisting primarily of new portfolio investments made by the Company of $497.5 million, partially offset by $191.4 million from sales and repayments received from debt investments in portfolio companies, $12.8 million from a return of capital relating to our investment in I-45 SLF and $4.1 million from sales and return of capital relating to our equity investments in portfolio companies. In addition, our financing activities provided cash of $199.2 million, consisting primarily of net proceeds from the Equity ATM Program of $181.5 million, net proceeds from the issuance of the August 2028 Notes of $69.7 million, net proceeds from the issuance of SBA debentures of $32.2 million and net borrowings on our Corporate Credit Facility of $30.0 million, partially offset by cash dividends paid in the amount of $102.9 million. At March 31, 2024, the Company had cash and cash equivalents of approximately $32.3 million.

Capital Resources

As of March 31, 2025, we had $43.2 million in unrestricted cash and cash equivalents and $341.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of March 31, 2025, we had $235.0 million outstanding and $249.2 million of undrawn commitments under the Corporate Credit Facility, and $108.0 million outstanding and $92.0 million of undrawn commitments under the SPV Credit

Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Unsecured Notes

In December 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% notes due 2026 (the "January 2026 Notes"). In February 2021, the Company issued an additional $65.0 million in aggregate principal amount of the January 2026 Notes. The outstanding aggregate principal amount of January 2026 Notes was $140.0 million as of March 31, 2024. On December 9, 2024, the Company redeemed $140.0 million in aggregate principal amount of the issued and outstanding January 2026 Notes in full. The January 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.4 million during the year ended March 31, 2025.

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both March 31, 2025 and March 31, 2024.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of the August 2028 Notes was $71.9 million as of both March 31, 2025 and March 31, 2024.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of March 31, 2025 was $230.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, and the 2029 Convertible Notes, including material terms, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021, SBIC I received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license allows SBIC I to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of March 31, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements. Subsequent to the year ended March 31, 2025, we received our second SBIC license. See "Recent Developments" for more information.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2025	2024
Number of shares sold	7,694,740	8,733,315
Gross proceeds received (in thousands)	$181,112	$184,217
Net proceeds received (in thousands)[1]	$178,493	$181,453
Weighted average price per share	$23.54	$21.09
1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both March 31, 2025 and March 31, 2024, no amounts remained receivable.

Cumulative to date, the Company has sold 33,041,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.49, raising $710.0 million of gross proceeds. Net proceeds were $699.0 million after commissions to the sales agents on shares sold. As of March 31, 2025, the Company had $290.0 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

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

At March 31, 2025 and March 31, 2024, we had a total of approximately $197.4 million and $140.1 million, respectively, in currently unfunded commitments (as discussed in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements). As of March 31, 2025, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of March 31, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2025. For information on our unfunded investment commitments, see Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$8,656	$697	$1,448	$1,523	$4,988
Corporate Credit Facility	235,000	—	—	235,000	—
Interest due on Corporate Credit Facility (1)	58,333	17,466	34,981	5,886	—
SPV Credit Facility	108,000	—	—	108,000	—
Interest due on SPV Credit Facility (2)	31,835	8,019	16,060	7,756	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	10,125	5,062	5,063	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	19,496	5,570	11,141	2,785	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	55,991	11,788	23,575	20,628	—
SBA Debentures	175,000	—	—	—	175,000
Interest due on SBA Debentures (3)	63,577	7,631	15,476	15,455	25,015
	$1,217,888	$56,233	$257,744	$698,908	$205,003

(1)Amounts include interest payments calculated at an average rate of 7.33% of outstanding borrowings under the Corporate Credit Facility, which were $235.0 million as of March 31, 2025.
(2)Amounts include interest payments calculated at an average rate of 7.32% of outstanding borrowings under the SPV Credit Facility, which were $108.0 million as of March 31, 2025.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On April 9, 2025, the Company entered into Incremental Commitment and Assumption Agreements that increased the total commitments under the accordion feature of the Corporate Credit Facility by $25 million, which increased total commitments from $485 million to $510 million. The $25 million increase was provided by two existing lenders.

On April 17, 2025, SBIC II received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license will allow SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC II to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital.

On April 25, 2025, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending June 30, 2025. The record date for the dividend is June 13, 2025. The payment date for the dividend is June 30, 2025.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy (including the uncertainty with respect to new tariffs and trade policies); market volatility; interest rate volatility, including elevated interest rates; inflationary pressures; legislative reform; and geopolitical, social or economic instability.

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

The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2025, we were not a party to any hedging arrangements.

As of March 31, 2025, approximately 97.3% of our debt investment portfolio (at fair value) bore interest at floating rates, 99.1% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of March 31, 2025.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(25,009)	$(0.47)
(150 bps)	(18,790)	(0.36)
(100 bps)	(12,527)	(0.24)
(50 bps)	(6,263)	(0.12)
50 bps	6,263	0.12

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2025, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2025 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 20, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of March 31, 2025 and 2024, by correspondence with the custodians or the portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of investments using significant unobservable inputs

As discussed in Note 4, at March 31, 2025, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1,785.299 million. Level 3 investments represent investments whose values are based on unobservable inputs that are significant to the overall fair value measurement. Management estimates the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the financial statements.

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
•For a sample of investments, we performed the following procedures, among others:
◦We evaluated the appropriateness of the Company’s valuation techniques by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and comparing the Company’s valuation techniques to those used by market participants.
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
•We evaluated the Company’s ability to estimate fair value by comparing the transaction price of available transactions occurring subsequent to the prior period valuation date against the fair value estimate determined by the Company in the prior period.
•We evaluated subsequent events and other available information and considered whether this information corroborated or contradicted the Company’s year-end valuations.

Accounting for convertible notes

As described in Note 5, during the year ended March 31, 2025, the Company issued $230.0 million in aggregate principal amount of convertible notes (2029 Convertible Notes). The 2029 Convertible Notes bear interest at a rate of 5.125% per year and will mature on November 15, 2029, unless converted, redeemed or repurchased. The 2029 Convertible Notes contain embedded features, which are more fully described in Note 5, that could potentially be required to be separately recorded as a derivative liability. The evaluation of the accounting for embedded features in a convertible debt instrument requires application of complex accounting rules and consideration of number of factors to determine if any of those embedded features are required to be separately recorded as a derivative liability or could otherwise impact the financial statement classification of the convertible debt instrument.

We identified the Company’s evaluation of both the accounting treatment for the embedded features and financial statement classification of the 2029 Convertible Notes as a critical audit matter because of the complexity involved in management’s evaluation of the embedded features in the 2029 Convertible Notes and management’s interpretation of the applicable accounting rules. Auditing management’s accounting conclusion involved a high degree of auditor judgement and an increase in audit effort, including the use of an internal accounting specialist, due to the impact management’s conclusions have on the Company’s financial statements and related disclosures.

Our audit procedures related to the Company’s evaluation of the accounting treatment for the embedded features and financial statement classification of the 2029 Convertible Notes included the following, among others:

•We tested the accuracy and completeness of the embedded terms identified by management by reading the Prospectus Supplement dated November 4, 2024, and related agreements.
•With the assistance of an internal accounting specialist, we obtained management’s technical memoranda and evaluated the reasonableness of the conclusions reached by management of the accounting treatment of the embedded features as well as the classification of the 2029 Convertible Notes. Our assessment included:
◦Evaluation of the nature of the features of the host contract.
◦Evaluating the economic characteristics and risks of each embedded feature compared to the economic characteristics and risks of the host contract.
◦Determining the impact the embedded features may have on the classification of the 2029 Convertible Notes.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Chicago, Illinois
May 20, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Capital Southwest Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of March 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated May 20, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
May 20, 2025

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	March 31,	March 31,
	2025	2024
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,403,623 and $1,276,690, respectively)	$1,436,316	$1,286,355
Affiliate investments (Cost: $304,824 and $200,013, respectively)	292,891	190,206
Control investments (Cost: $70,913 and $0, respectively)	56,092	—
Total investments (Cost: $1,779,360 and $1,476,703, respectively)	1,785,299	1,476,561
Cash and cash equivalents	43,221	32,273
Restricted cash	1,650	—
Receivables:
Dividends and interest	30,303	22,928
Escrow	1,926	16
Other	2,018	7,276
Income tax receivable	94	336
Debt issuance costs (net of accumulated amortization of $10,357 and $7,741, respectively)	9,266	10,928
Other assets	9,063	6,440
Total assets	$1,882,840	$1,556,758
Liabilities
SBA Debentures (net of $4,082 and $4,305, respectively, of unamortized debt issuance costs)	$170,918	$148,695
January 2026 Notes (net of $0 and $612, respectively, of unamortized debt issuance costs)	—	139,388
October 2026 Notes (net of $1,154 and $1,923, respectively, of unamortized debt issuance costs)	148,846	148,077
August 2028 Notes (net of $1,681 and $2,182, respectively, of unamortized debt issuance costs)	70,194	69,693
2029 Convertible Notes (net of $6,893 and $0, respectively, of unamortized debt issuance costs)	223,107	—
Credit Facilities	343,000	265,000
Other liabilities	23,038	17,381
Accrued restoration plan liability	555	570
Income tax payable	2,769	281
Deferred tax liability	16,780	11,997
Total liabilities	999,207	801,082

Commitments and contingencies (Note 12)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at March 31, 2025 and March 31, 2024; issued, 52,912,796 shares at March 31, 2025 and 45,050,759 shares at March 31, 2024	13,228	11,263
Additional paid-in capital	959,123	796,945
Total distributable (loss) earnings	(88,718)	(52,532)
Total net assets	883,633	755,676
Total liabilities and net assets	$1,882,840	$1,556,758
Net asset value per share (52,912,796 shares outstanding at March 31, 2025 and 45,050,759 shares outstanding at March 31, 2024)	$16.70	$16.77

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Years Ended
	March 31,
	2025	2024	2023
Investment income:
Interest income:
Non-control/Non-affiliate investments	$152,952	$133,329	$87,982
Affiliate investments	20,015	17,209	11,658
Control investments	1,226	—	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	9,819	7,737	2,382
Affiliate investments	2,214	2,471	3,060
Control investments	644	—	—
Dividend income:
Non-control/Non-affiliate investments	4,125	3,533	1,824
Affiliate investments	421	230	141
Control investments	—	7,983	7,337
Fee income:
Non-control/Non-affiliate investments	8,340	4,257	4,057
Affiliate investments	2,179	759	638
Control investments	135	82	100
Other income	2,369	545	121
Total investment income	204,439	178,135	119,300
Operating expenses:
Compensation	11,143	10,631	9,870
Share-based compensation	6,963	4,518	3,705
Interest	54,959	43,088	28,873
Professional fees	4,685	3,705	3,180
General and administrative	6,242	5,244	4,632
Total operating expenses	83,992	67,186	50,260
Income before taxes	120,447	110,949	69,040
Federal income, excise and other taxes	1,424	1,135	630
Deferred taxes	841	(191)	(301)
Total income tax provision	2,265	944	329
Net investment income	$118,182	$110,005	$68,711
Realized (loss) gain
Non-control/Non-affiliate investments	$(46,722)	$(18,062)	$(5,872)
Affiliate investments	273	(6,500)	(11,027)
Control investments	(260)	(15,047)	—
Income tax (provision) benefit	(2,941)	(286)	(130)
Total net realized (loss) gain on investments, net of tax	(49,650)	(39,895)	(17,029)
Net unrealized appreciation (depreciation) on investments
Non-control/Non-affiliate investments	916	1,584	(6,942)
Affiliate investments	6,354	(6,688)	6,014
Control investments	(1,188)	18,727	(11,147)
Income tax (provision) benefit	(3,659)	17	(6,514)
Total net unrealized appreciation (depreciation) on investments, net of tax	2,423	13,640	(18,589)
Net realized and unrealized (losses) gains on investments	(47,227)	(26,255)	(35,618)
Realized loss on extinguishment of debt	(387)	(361)	—
Realized loss on disposal of fixed assets	(20)	—	—
Net increase in net assets from operations	$70,548	$83,389	$33,093

Pre-tax net investment income per share - basic	$2.50	$2.72	$2.30
Net investment income per share – basic	$2.46	$2.70	$2.29
Net increase in net assets from operations – basic	$1.47	$2.05	$1.10
Net increase in net assets from operations - diluted	$1.47	$2.05	$1.10
Weighted average common shares outstanding – basic	47,448,093	40,727,133	30,015,533
Weighted average common shares outstanding – diluted	51,187,714	40,727,133	30,015,533

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2022	24,958,520	$6,825	2,339,512	$(23,937)	$448,235	$(10,256)	$420,867
Issuance of common stock	10,969,898	2,742	—	—	200,039	—	202,781
Share-based compensation	—	—	—	—	3,705	—	3,705
Issuance of common stock under restricted stock plan, net of forfeitures	197,597	49	—	—	(49)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(49,590)	(12)	—	—	(1,009)	—	(1,021)
Dividends to shareholders	—	—	—	—	—	(71,102)	(71,102)
Change in restoration plan liability	—	—	—	—	2,085	—	2,085
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(6,420)	6,420	—
Net investment income	—	—	—	—	—	68,711	68,711
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(17,029)	(17,029)
Net unrealized depreciation on investments	—	—	—	—	—	(18,589)	(18,589)
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	8,733,315	2,183	—	—	179,204	—	181,387
Cancellation of treasury shares	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	4,518	—	4,518
Issuance of common stock under restricted stock plan, net of forfeitures	293,816	74	—	—	(74)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,797)	(13)	—	—	(1,050)	—	(1,063)
Dividends to shareholders	—	—	—	—	—	(102,925)	(102,925)
Change in restoration plan liability	—	—	—	—	(38)	—	(38)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(8,849)	8,849	—
Net investment income	—	—	—	—	—	110,005	110,005
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(40,256)	(40,256)
Net unrealized appreciation on investments	—	—	—	—	—	13,640	13,640
Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	7,694,740	1,924	—	—	176,548	—	178,472
Share-based compensation	—	—	—	—	6,963	—	6,963
Issuance of common stock under restricted stock plan, net of forfeitures	274,575	68	—	—	(68)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,278)	(27)	—	—	(2,681)	—	(2,708)
Dividends to shareholders	—	—	—	—	—	(125,267)	(125,267)
Change in restoration plan liability	—	—	—	—	(51)	—	(51)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(18,533)	18,533	—
Net investment income	—	—	—	—	—	118,182	118,182
Net realized loss on investments, extinguishment of debt and disposal of fixed assets	—	—	—	—	—	(50,057)	(50,057)
Net unrealized appreciation on investments	—	—	—	—	—	2,423	2,423
Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended
	March 31,
	2025	2024	2023
Cash flows from operating activities
Net increase in net assets from operations	$70,548	$83,389	$33,093
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(620,464)	(497,486)	(433,200)
Proceeds from sales and repayments of debt investments in portfolio companies	276,924	191,407	139,051
Proceeds from sales and return of capital of equity investments in portfolio companies	17,987	4,131	2,664
Proceeds from return of capital of investment in I-45 SLF LLC	—	12,800	—
Payment of accreted original issue discounts	2,453	2,163	1,570
Payment of accrued payment-in-kind interest	975	—	1,313
Depreciation and amortization	5,865	4,304	2,750
Net pension benefit	(66)	(66)	(24)
Realized loss (gain) on investments before income tax	46,760	39,983	17,222
Realized loss on extinguishment of debt	387	361	—
Realized loss on disposal of fixed assets	20	—	—
Net unrealized (appreciation) depreciation on investments before income tax	(6,082)	(13,623)	12,075
Accretion of discounts on investments	(6,653)	(5,163)	(3,842)
Payment-in-kind interest	(12,930)	(11,234)	(5,965)
Share-based compensation expense	6,963	4,518	3,705
Deferred income taxes	4,782	(119)	6,369
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(8,078)	(4,829)	(6,803)
(Increase) decrease in escrow receivables	(1,903)	272	756
Decrease (increase) in tax receivable	241	31	(209)
(Increase) decrease in other receivables	(1,753)	627	1,591
Increase in other assets	(1,380)	(706)	(128)
Increase (decrease) in taxes payable	2,487	126	(1,085)
Increase in other liabilities	5,659	618	1,997
Net cash used in operating activities	(217,258)	(188,496)	(227,100)
Cash flows from investing activities
Acquisition of fixed assets	(1,666)	(13)	(281)
Net cash used in investing activities	(1,666)	(13)	(281)
Cash flows from financing activities
Proceeds from common stock offering	178,493	181,453	202,956
Equity offering costs paid	—	—	(102)
Borrowings under Credit Facilities	368,000	305,000	185,000
Repayments of Credit Facilities	(290,000)	(275,000)	(155,000)
Debt issuance costs paid	(1,560)	(10,183)	(1,248)
Proceeds from issuance of SBA Debentures	21,464	32,196	78,052
Proceeds from issuance of 2029 Convertible Notes	223,100	—	—
Proceeds from issuance of August 2028 Notes	—	69,719	—
Redemption of January 2026 Notes	(140,000)	—	—
Dividends to shareholders	(125,267)	(102,925)	(71,102)
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,708)	(1,063)	(1,021)
Net cash provided by financing activities	231,522	199,197	237,535
Net increase (decrease) in cash, cash equivalents and restricted cash	12,598	10,688	10,154
Cash and cash equivalents at beginning of period	32,273	21,585	11,431
Cash, cash equivalents and restricted cash at end of period	$44,871	$32,273	$21,585
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,443	$1,176	$1,896
Cash paid for interest	46,586	37,753	25,466
Distributions in kind received	—	72,481	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended March 31,
	2025	2024	2023
Cash and cash equivalents	$43,221	$32,273	$21,585
Restricted cash	1,650	—	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$44,871	$32,273	$21,585

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Debt Investments
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	4/21/2023	4/21/2028	$—	$(73)	$—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.98%	4/21/2023	4/21/2028	17,500	17,182	17,500
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 12.98%	4/21/2023	4/21/2028	17,500	17,184	17,500
	First Lien	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 11.94%	10/31/2024	4/21/2028	17,500	17,263	17,500
						51,556	52,500
STELLANT MIDCO, LLC	First Lien	SOFR+5.50% (Floor 0.75%)/M, Current Coupon 9.92%	3/7/2024	10/2/2028	1,776	1,765	1,767
	First Lien	SOFR+5.75% (Floor 0.75%)/M, Current Coupon 10.17%	3/7/2024	10/2/2028	788	776	784
						2,541	2,551
Subtotal: Aerospace & Defense (6.23%)*						54,097	55,051
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	Revolving Loan[10]	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.30%	4/15/2024	4/13/2029	100	88	85
	First Lien	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.31%	4/15/2024	4/13/2029	8,750	8,637	7,437
						8,725	7,522
Subtotal: Building & Infrastructure Products (0.85%)*						8,725	7,522
Business Services
DYNAMIC COMMUNITIES, LLC[6]	First Lien - Term Loan A	SOFR+7.50% PIK (Floor 2.00%)/M, Current Coupon 11.92%	12/20/2022	12/31/2026	4,766	4,753	4,766
	First Lien - Term Loan B	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 13.92%	12/20/2022	12/31/2026	4,985	4,963	4,985
						9,716	9,751

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GAINS INTERMEDIATE, LLC	Revolving Loan	SOFR+8.00% (Floor 2.00%)	12/15/2022	12/15/2027	—	(27)	—
	First Lien - Term Loan A	SOFR, 7.00% PIK (Floor 2.00%)/Q, Current Coupon 11.57%	12/15/2022	12/15/2027	7,099	7,012	6,105
	First Lien - Term Loan B	SOFR, 9.00% PIK (Floor 2.00%)/Q, Current Coupon 13.57%	12/15/2022	12/15/2027	7,099	7,010	6,105
						13,995	12,210
IVUEIT, LLC[6]	Revolving Loan[10]	SOFR+6.00% (Floor 2.00%)	2/3/2025	2/1/2030	—	(10)	—
	First Lien	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.29%	2/3/2025	2/1/2030	10,000	9,902	9,902
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 2.00%)	2/3/2025	2/1/2030	—	—	—
						9,892	9,902
SPOTLIGHT AR, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.00%)	12/8/2021	6/8/2026	—	(11)	—
	First Lien	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.21%	12/8/2021	6/8/2026	4,312	4,286	4,312
						4,275	4,312
US COURTSCRIPT HOLDINGS, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.57%	5/17/2022	5/17/2027	14,800	14,625	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.56%[20]	11/19/2021	11/19/2026	5,333	5,266	5,205
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.57%	1/16/2024	11/19/2026	14,479	14,290	14,132
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.57%	1/16/2024	11/19/2026	14,479	14,294	14,132
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%/Q, Current Coupon 12.57%	11/19/2021	11/19/2026	3,748	3,691	3,659
						37,541	37,128
Subtotal: Business Services (9.97%)*						90,044	88,103

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Commercial Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	9/19/2024	9/19/2029	—	(47)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.30%	9/19/2024	9/19/2029	26,557	26,054	26,348
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	10/31/2024	9/19/2029	—	(48)	—
						25,959	26,348
VP MOVE PURCHASER, INC.	Revolving Loan[10]	SOFR+5.75% (Floor 2.00%)/Q, Current Coupon 10.08%	2/3/2025	2/4/2030	300	269	269
	First Lien - Term Loan A	SOFR+4.75% (Floor 2.00%)/Q, Current Coupon 9.04%	2/3/2025	2/4/2030	15,000	14,890	14,890
	First Lien - Term Loan B	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.04%	2/3/2025	2/4/2030	15,000	14,890	14,890
						30,049	30,049
Subtotal: Commercial Services & Supplies (6.38%)*						56,008	56,397
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	Unsecured Convertible Note	6.00% PIK	7/15/2020	12/31/2026	173	173	173
GRAVITIQ LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	1/17/2025	1/16/2030	—	(48)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.30%	1/17/2025	1/16/2030	15,000	14,082	14,082
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.30%	1/17/2025	1/16/2030	15,000	14,082	14,082
						28,116	28,164
HEAT TRAK, LLC	First Lien - Term Loan A	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.46%	6/12/2023	6/9/2028	11,500	10,480	9,775
	First Lien - Term Loan E	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.45%	3/28/2025	12/31/2025	2,500	2,500	2,500
						12,980	12,275
HYBRID APPAREL, LLC	Second Lien[15]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 12.56%	6/30/2021	1/3/2028	15,999	15,841	15,871

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LASH OPCO, LLC	Revolving Loan	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.39%	12/29/2021	3/18/2026	866	863	823
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.39%	12/29/2021	3/18/2026	17,618	17,448	16,737
						18,311	17,560
REVO BRANDS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 11.81%[20]	2/21/2024	2/21/2029	2,700	2,590	2,697
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 10.81%	2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 11.81%	2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan C	SOFR+8.50% (Floor 1.50%)/Q, Current Coupon 12.81%	2/21/2024	2/21/2029	10,776	10,595	10,581
						34,377	34,464
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/22/2024	3/21/2029	—	(64)	—
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 9.31%	3/22/2024	3/21/2029	15,099	14,845	15,099
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 11.31%	3/22/2024	3/21/2029	15,099	14,843	15,099
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.31%	1/2/2025	3/21/2029	6,000	5,943	5,943
						35,567	36,141
Subtotal: Consumer Products (16.37%)*						145,365	144,648
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	Revolving Loan[10]	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 9.82%	11/9/2021	11/19/2029	695	682	685
	First Lien	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 9.82%	11/9/2021	11/19/2029	21,077	20,849	20,761
	Delayed Draw Term Loan[10]	SOFR+5.50% (Floor 1.00%)/Q, Current Coupon 9.81%	11/19/2024	11/19/2029	2,937	2,937	2,893
						24,468	24,339

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	8/27/2021	8/27/2026	—	(17)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.57%	8/27/2021	8/27/2026	13,261	13,155	11,802
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/Q, Current Coupon 13.57%	4/12/2023	8/27/2026	13,261	13,155	11,802
						26,293	23,604
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan[10]	SOFR+6.75% (Floor 1.50%)	7/26/2024	11/27/2028	—	(20)	—
	First Lien	SOFR+6.75% (Floor 1.50%)/M, Current Coupon 11.17%	7/26/2024	11/27/2028	15,353	15,034	14,739
						15,014	14,739
LIFT BRANDS, INC.	Tranche A Term Loan	SOFR+7.50% (Floor 1.00%)/M, Current Coupon 11.92%	2/1/2024	6/29/2025	2,426	2,426	2,422
	Tranche B Term Loan	9.50% PIK	2/1/2024	6/29/2025	727	727	693
	Tranche C Loan	—%	2/1/2024	6/29/2025	565	565	538
						3,718	3,653
POOL SERVICE PARTNERS, INC.[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	12/20/2023	12/20/2028	—	(24)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.31%	12/20/2023	12/20/2028	5,000	4,920	4,765
	Delayed Draw Term Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.30%[20]	12/20/2023	12/20/2028	5,400	5,322	5,146
						10,218	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC[6]	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	11/15/2024	11/15/2029	—	(18)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	11/15/2024	11/15/2029	7,500	7,429	7,425
						7,411	7,425
TMT BHC BUYER, INC.	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(79)	—
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.31%	3/7/2024	3/7/2029	10,000	9,833	10,000
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	3/7/2024	3/7/2029	—	(39)	—
						9,715	10,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A16	—%	2/11/2022	1/16/2025[23]	14,072	14,072	11,539
	Delayed Draw Term Loan - B16	—%	2/11/2022	1/16/2025[23]	3,527	3,527	2,892
	First Lien - DIP	SOFR+7.25% PIK (Floor 1.00%)/Q, Current Coupon 11.70%[20]	2/10/2025	10/10/2025	878	878	878
	Roll Up Term Loan	SOFR+7.25% PIK (Floor 1.00%)/Q, Current Coupon 11.70%	3/18/2025	10/10/2025	1,536	1,536	1,536
						20,013	16,845
Subtotal: Consumer Services (12.51%)*						116,850	110,516
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan[10]	SOFR+5.00% (Floor 1.00%)	2/22/2024	6/10/2028	—	(2)	—
	First Lien	SOFR+5.00% (Floor 1.00%)/M, Current Coupon 9.45%	2/22/2024	6/10/2028	2,093	2,073	2,093
						2,071	2,093
Subtotal: Data Processing & Outsourced Services (0.24%)*						2,071	2,093
Distribution
KMS, LLC[7]	First Lien[15]	12.50% PIK	2/10/2025	9/29/2028	2,407	2,407	2,407
	Delayed Draw Term Loan[10,15]	12.50% PIK	2/10/2025	9/29/2028	2,328	2,261	2,261
Subtotal: Distribution (0.53%)*						4,668	4,668
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 11.81%[20]	10/29/2024	10/29/2029	3,000	2,955	2,952
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	10/29/2024	10/29/2029	11,500	11,392	11,397
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 12.81%	10/29/2024	10/29/2029	11,500	11,392	11,385
	Delayed Draw Term Loan[10]	SOFR+7.50% (Floor 2.00%)	10/29/2024	10/29/2029	—	—	—
						25,739	25,734

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
STUDENT RESOURCE CENTER LLC[6]	First Lien[16]	8.50% PIK	12/31/2022	12/30/2027	9,644	9,503	3,761
Subtotal: Education (3.34%)*						35,242	29,495
Energy Services
ACE GATHERING, INC.	First Lien[15]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.07%	12/13/2018	12/14/2026	3,953	3,927	3,953
PIPELINE TECHNIQUE LTD.[9,22]	Revolving Loan[10]	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 12.81%[20]	8/23/2022	8/19/2027	2,389	2,357	2,222
	First Lien	SOFR+8.25% (Floor 1.00%)/Q, Current Coupon 12.84%	8/23/2022	8/19/2027	5,972	5,897	5,554
						8,254	7,776
VEREGY CONSOLIDATED, INC.	First Lien	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.55%	2/29/2024	11/3/2027	1,532	1,530	1,532
WELL-FOAM, INC.	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	9/9/2021	9/9/2026	—	(28)	—
	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.46%	9/9/2021	9/9/2026	11,761	11,679	11,761
						11,651	11,761
Subtotal: Energy Services (2.83%)*						25,362	25,022
Environmental Services
ARBORWORKS, LLC[6]	Revolving Loan[10]	15.00% PIK	11/6/2023	11/6/2028	886	886	886
	First Lien	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 10.92%	11/6/2023	11/6/2028	3,515	3,515	3,473
						4,401	4,359
ISLAND PUMP AND TANK, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	3/2/2023	5/17/2029	—	(44)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q Current Coupon 10.07%[20]	2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 11.07%[20]	2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan C	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 12.07%[20]	2/23/2024	5/17/2029	12,218	12,043	12,218
						36,093	36,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	Revolving Loan[10]	7.50%	12/31/2021	12/31/2026	729	729	701
	First Lien	7.50%	12/31/2021	12/31/2026	5,039	5,039	4,842
	Second Lien[16]	10.00% PIK	12/31/2021	12/31/2027	5,208	5,208	—
						10,976	5,543
Subtotal: Environmental Services (5.27%)*						51,470	46,556
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	SOFR+7.50% (Floor 2.00%)/M, Current Coupon 11.82%	8/6/2024	8/6/2029	24,500	24,167	24,500
JACKSON HEWITT TAX SERVICE, INC.	First Lien	SOFR+8.50% (Floor 2.50%)/Q, Current Coupon 12.81%	9/14/2023	9/14/2028	10,000	9,886	9,990
NATIONAL CREDIT CARE, LLC[7]	First Lien - Term Loan A	4.50% PIK	12/23/2021	2/25/2030	11,875	11,683	11,282
	First Lien - Term Loan B	4.50% PIK	12/23/2021	2/25/2030	11,875	11,682	9,500
						23,365	20,782
NINJATRADER, INC.	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	12/18/2019	12/18/2026	—	(2)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.96%	12/18/2019	12/18/2026	33,830	33,552	33,830
						33,550	33,830
Subtotal: Financial Services (10.08%)*						90,968	89,102
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC[6]	First Lien - Term Loan A	SOFR+ 8.50% PIK (Floor 1.00%)/Q, Current Coupon 12.95%	3/28/2025	3/28/2028	5,851	5,851	5,851
	First Lien - Term Loan B	SOFR+8.50% PIK (Floor 1.00%)/Q, Current Coupon 12.95%	3/28/2025	3/28/2028	5,851	5,851	4,973
						11,702	10,824
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/M, Current Coupon 10.84%[20]	6/21/2024	12/31/2026	14,197	14,038	14,197
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/M, Current Coupon 11.84%[20]	6/21/2024	12/31/2026	14,197	13,997	14,197
	First Lien - Term Loan C	SOFR+8.50% (Floor 2.00%)/M, Current Coupon 12.84%[20]	6/21/2024	12/31/2026	14,197	13,998	14,197
						42,033	42,591

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
GULF PACIFIC ACQUISITION, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 11.42%[20]	9/30/2022	9/29/2028	707	695	601
	First Lien	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 11.42%[20]	9/30/2022	9/29/2028	3,866	3,806	3,286
						4,501	3,887
INW MANUFACTURING, LLC	First Lien	SOFR+5.75% (Floor 0.75%)/Q, Current Coupon 10.31%	3/6/2024	3/25/2027	1,980	1,953	1,819
MAMMOTH BORROWCO, INC.	Revolving Loan[10]	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 10.56%[20]	11/30/2023	11/30/2028	3,550	3,481	3,422
	First Lien - Term Loan A	SOFR+5.25% (Floor 1.50%)/Q, Current Coupon 9.56%	11/30/2023	11/30/2028	10,643	10,433	10,259
	First Lien - Term Loan B	SOFR+7.25% (Floor 1.50%)/Q, Current Coupon 11.56%	11/30/2023	11/30/2028	10,643	10,431	10,259
	Delayed Draw Term Loan	SOFR+6.25% (Floor 1.50%)/Q, Current Coupon 10.55%[20]	11/30/2023	11/30/2028	2,853	2,791	2,751
						27,136	26,691
MUENSTER MILLING COMPANY, LLC	Revolving Loan	SOFR+9.00% (Floor 1.00%)	8/10/2021	2/10/2027	—	(34)	—
	First Lien	SOFR+9.00% PIK (Floor 1.00%)/Q, Current Coupon 13.46%	8/10/2021	2/10/2027	22,574	22,365	21,446
						22,331	21,446
NEW SKINNY MIXES, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.50%	12/21/2022	12/21/2027	1,000	956	1,000
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.51%	12/21/2022	12/21/2027	13,000	12,838	13,000
						13,794	14,000
Subtotal: Food, Agriculture & Beverage (13.72%)*						123,450	121,258

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.31%	5/22/2020	5/22/2025	1,450	1,445	1,450
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.31%[20]	5/22/2020	5/22/2025	18,540	18,506	18,525
	Delayed Draw Capex Term Loan[10]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.31%	5/22/2020	5/22/2025	101	100	101
						20,051	20,076
COMMAND GROUP ACQUISITION, LLC[6]	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.31%	2/15/2024	2/15/2029	6,000	5,900	5,880
LKC TECHNOLOGIES, INC.	Revolving Loan[10]	SOFR+6.75% (Floor 2.00%)	6/7/2023	6/7/2028	—	(25)	—
	First Lien	SOFR+6.75% (Floor 2.00%)/Q, Current Coupon 11.32%	6/7/2023	6/7/2028	17,000	16,829	17,000
						16,804	17,000
SCRIP INC.	First Lien	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.45%	3/21/2019	3/19/2027	17,882	17,828	16,451
Subtotal: Healthcare Equipment & Supplies (6.72%)*						60,583	59,407
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.00%)	6/6/2022	6/7/2027	—	(16)	—
	First Lien	SOFR+6.50% (Floor 1.00%)/S, Current Coupon 11.03%	6/6/2022	6/7/2027	20,903	20,689	20,235
						20,673	20,235
MICROBE FORMULAS LLC	Revolving Loan[10]	SOFR+5.75% (Floor 1.00%)	4/4/2022	4/3/2028	—	(16)	—
	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.17%	4/4/2022	4/3/2028	8,958	8,858	8,958
	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.17%	11/20/2024	4/3/2028	5,018	4,972	5,018
						13,814	13,976
Subtotal: Healthcare Products (3.87%)*						34,487	34,211

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Healthcare Services
AAC NEW HOLDCO INC.[6]	First Lien	18.00% PIK	12/11/2020	6/2/2027	181	181	181
	First Lien - Term Loan A	10.00% PIK	3/31/2025	6/2/2027	2,933	2,933	2,933
	First Lien - Term Loan B	12.00% PIK	3/31/2025	6/2/2027	2,933	2,933	2,933
						6,047	6,047
CAVALIER BUYER, INC.	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	2/10/2023	2/10/2028	—	(23)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.46%[20]	2/10/2023	2/10/2028	10,500	10,389	10,500
						10,366	10,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.31%	10/31/2023	10/31/2028	500	471	490
	First Lien - Term Loan A	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.31%	10/31/2023	10/31/2028	5,500	5,414	5,390
	First Lien - Term Loan B	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.31%	10/31/2023	10/31/2028	5,500	5,414	5,390
						11,299	11,270
CITYVET, INC.	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.41%	9/6/2023	9/6/2028	35,000	34,419	34,965
CUMBRIA CAPITAL MSO, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	10/28/2024	10/29/2029	400	386	397
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	10/28/2024	10/29/2029	5,400	5,350	5,362
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%[20]	10/28/2024	10/29/2029	1,050	1,040	1,043
						6,776	6,802
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/M, Current Coupon 14.42%	4/3/2023	4/3/2028	768	761	689
	First Lien	SOFR+8.00%, 2.00% PIK (Floor 2.00%)/M, Current Coupon 14.42%	4/3/2023	4/3/2028	8,259	8,111	7,408
						8,872	8,097

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INSTITUTES OF HEALTH, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/29/2023	9/29/2028	—	(14)	—
	First Lien - Term Loan A	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	9/29/2023	9/29/2028	7,500	7,386	7,447
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 12.81%	9/29/2023	9/29/2028	7,500	7,384	7,440
						14,756	14,887
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	12/11/2024	12/11/2029	—	(28)	—
	First Lien - Term Loan A	SOFR+5.50% (Floor 2.00%)/Q, Current Coupon 9.81%	12/11/2024	12/11/2029	8,050	7,973	7,970
	First Lien - Term Loan B	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 11.81%	12/11/2024	12/11/2029	8,050	7,973	7,970
	Delayed Draw Term Loan[10]	SOFR+6.50% (Floor 2.00%)	12/11/2024	12/11/2029	—	—	—
						15,918	15,940
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 11.96%	5/14/2021	5/14/2026	3,000	2,973	3,000
	First Lien - Term Loan A	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.96%	3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan B	SOFR+8.50% (Floor 1.00%)/Q, Current Coupon 12.96%	3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan C	SOFR+10.00% (Floor 1.00%)/Q, Current Coupon 14.46%	3/21/2023	5/14/2026	5,124	5,069	5,124
	First Lien - Term Loan D	SOFR+7.50% (Floor 1.00%)/Q, Current Coupon 11.96%	10/27/2023	5/14/2026	12,914	12,757	12,914
						35,505	35,818
ROSELAND MANAGEMENT, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	11/9/2018	11/10/2025	—	(2)	—
	First Lien	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.46%	11/9/2018	11/10/2025	14,598	14,598	14,598
						14,596	14,598

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SPECTRUM OF HOPE, LLC[7]	First Lien - Superpriority Term Loan	SOFR+8.50% PIK (Floor 1.00% )/Q, Current Coupon 12.96%	12/23/2024	12/31/2029	2,284	2,284	2,284
	First Lien - Tranche A Term Loan[16]	SOFR+8.50% PIK (Floor 1.00%)/Q, Current Coupon 12.96%	3/31/2025	12/31/2029	11,120	11,104	9,318
	First Lien - Tranche B Term Loan[16]	SOFR+8.50% PIK (Floor 1.00%)/Q, Current Coupon 12.96%	3/31/2025	12/31/2029	11,120	11,120	3,114
						24,508	14,716
SUPERIOR HEALTH PARENT LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.30%	12/26/2024	12/26/2030	1,000	979	978
	First Lien	SOFR+6.00% (Floor 1.50%)/Q, Current Coupon 10.30%	12/26/2024	12/26/2030	17,500	17,373	17,378
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	12/26/2024	12/26/2030	—	(84)	—
						18,268	18,356
TALKNY MANAGEMENT HOLDINGS, LLC[6]	First Lien	SOFR+7.25% (Floor 3.00%)/Q, Current Coupon 11.56%	6/14/2024	6/14/2029	7,500	7,401	7,312
Subtotal: Healthcare Services (22.56%)*						208,731	199,308
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A15	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 10.44%	1/3/2023	9/30/2026	6,500	6,440	6,500
	First Lien - Term Loan B15	SOFR+8.00% (Floor 1.50%)/M, Current Coupon 12.44%	1/3/2023	9/30/2026	6,500	6,441	6,500
	First Lien - Term Loan C15	SOFR+6.00% (Floor 1.50%)/M, Current Coupon 10.44%	10/2/2024	9/30/2026	7,810	7,749	7,810
	First Lien - Term Loan D15	SOFR+8.00% (Floor 1.50%)/M, Current Coupon 12.44%	10/2/2024	9/30/2026	7,810	7,749	7,810
						28,379	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 2.00%)	12/16/2024	12/14/2029	—	(18)	—
	First Lien	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.31%	12/16/2024	12/14/2029	8,000	7,923	7,919
						7,905	7,919

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
SUREKAP, LLC	First Lien - Term Loan A	SOFR+5.00% (Floor 1.50%)/Q, Current Coupon 9.30%	6/24/2024	6/25/2029	19,089	18,932	19,089
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.50%)/Q, Current Coupon 11.30%	6/24/2024	6/25/2029	19,089	18,931	19,089
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 1.50%)	6/24/2024	6/25/2029	—	—	—
						37,863	38,178
Subtotal: Industrial Machinery (8.46%)*						74,147	74,717
Industrial Products
DAMOTECH INC.[9,22]	Revolving Loan[10]	SOFR+5.50% (Floor 2.00%)	7/7/2023	7/7/2028	—	(39)	—
	First Lien - Term Loan A	SOFR+4.50% (Floor 2.00%)/Q, Current Coupon 8.96%	7/7/2023	7/7/2028	5,100	5,027	5,100
	First Lien - Term Loan B	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.96%	7/7/2023	7/7/2028	5,100	5,026	5,100
	Delayed Draw Term Loan	SOFR+5.50% (Floor 2.00%)/Q, Current Coupon 9.96%	7/7/2023	7/7/2028	3,000	2,950	3,000
						12,964	13,200
GPT INDUSTRIES, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)	1/30/2023	1/31/2028	—	(34)	—
	First Lien[19]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.57%	1/30/2023	1/31/2028	5,866	5,786	5,866
						5,752	5,866
LLFLEX, LLC	First Lien[15]	SOFR+5.00%, 3.00% PIK (Floor 1.00%)/Q, Current Coupon 12.46%	8/16/2021	8/14/2026	10,103	10,030	7,577
SERVERLIFT, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.30%	12/31/2024	12/31/2029	1,000	958	991
	First Lien - Term Loan A	SOFR+5.00% (Floor 2.00%)/Q, Current Coupon 9.33%	12/31/2024	12/31/2029	16,000	15,866	15,856
	First Lien - Term Loan B	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.33%	12/31/2024	12/31/2029	16,000	15,865	15,856
						32,689	32,703
Subtotal: Industrial Products (6.72%)*						61,435	59,346

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan[10]	SOFR+5.75% (Floor 1.50%)/M, Current Coupon 10.17%	2/9/2024	2/1/2029	330	313	330
	First Lien	SOFR+5.75% (Floor 1.50%)/Q, Current Coupon 10.14%	2/9/2024	2/1/2029	9,553	9,395	9,553
	First Lien	SOFR+5.75% (Floor 1.50%)/Q, Current Coupon 10.16%	1/2/2025	2/1/2029	2,188	2,188	2,188
	Delayed Draw Term Loan[10]	SOFR+5.75% (Floor 1.50%)	2/9/2024	2/1/2029	—	(8)	—
						11,888	12,071
UPS INTERMEDIATE, LLC	First Lien[15]	SOFR+6.25% (Floor 1.00%)/Q, Current Coupon 10.57%	7/31/2024	7/27/2029	9,925	9,746	9,528
Subtotal: Industrial Services (2.44%)*						21,634	21,599
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.95%	6/16/2022	6/16/2027	3,346	3,295	3,279
	First Lien[19]	SOFR+6.50% (Floor 1.00%)/Q, Current Coupon 10.95%	6/16/2022	6/16/2027	23,677	23,500	23,203
						26,795	26,482
ACCELERATION PARTNERS, LLC	First Lien[8]	SOFR+8.01% (Floor 1.00%)/Q, Current Coupon 12.47%[20]	12/1/2020	12/31/2026	19,749	19,570	19,749
BOND BRAND LOYALTY ULC[9,22]	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)/Q, Current Coupon 11.46%	5/1/2023	5/1/2028	800	775	800
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.46%	5/1/2023	5/1/2028	8,865	8,743	8,865
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.46%	5/1/2023	5/1/2028	8,865	8,741	8,865
						18,259	18,530

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 2.00%)	12/7/2022	8/6/2027	—	(25)	—
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.46%	12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan B	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.46%	12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan C	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.48%	12/31/2024	8/6/2027	11,500	11,395	11,374
	Delayed Draw Term Loan[10]	SOFR+6.00% (Floor 2.00%)/Q, Current Coupon 10.46%[20]	12/7/2022	8/6/2027	3,608	3,552	3,568
	Promissory Note	13.574%	12/7/2022	12/6/2028	385	385	385
						28,749	28,779
FMT SOLUTIONS, LLC	First Lien	SOFR+7.50% (Floor 2.00%)/Q, Current Coupon 11.81%	11/19/2024	11/19/2029	6,750	6,686	6,682
IGNITE VISIBILITY LLC	Revolving Loan[10]	SOFR+6.50% (Floor 1.50%)/Q, Current Coupon 10.79%	12/1/2023	12/1/2028	500	478	490
	First Lien - Term Loan A	SOFR+5.50% (Floor 1.50%)/Q, Current Coupon 9.81%	12/1/2023	12/1/2028	5,000	4,941	4,900
	First Lien - Term Loan B	SOFR+7.50% (Floor 1.50%)/Q, Current Coupon 11.81%	12/1/2023	12/1/2028	5,000	4,940	4,900
						10,359	10,290
SOCIALSEO, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 2.00%)/M, Current Coupon 11.31%	3/6/2025	6/24/2027	800	771	771
	First Lien - Term Loan A	SOFR+6.00% (Floor 2.00%)/M, Current Coupon 10.31%	3/6/2025	6/24/2027	10,125	10,027	10,027
	First Lien - Term Loan B	SOFR+8.00% (Floor 2.00%)/M, Current Coupon 12.31%	3/6/2025	6/24/2027	10,125	10,026	10,026
						20,824	20,824
Subtotal: Media & Marketing (14.86%)*						131,242	131,336

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Movies & Entertainment
CRAFTY APES, LLC[6]	First Lien[8]	SOFR+6.50% PIK (Floor 1.00%)/M, Current Coupon 10.88%	11/20/2024	6/1/2027	3,833	3,673	3,653
	Delayed Draw Term Loan[8,10]	SOFR+6.50% PIK (Floor 1.00%)	11/20/2024	6/1/2027	—	—	—
						3,673	3,653
Subtotal: Movies & Entertainment (0.41%)*						3,673	3,653
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	Revolving Loan[10]	SOFR+8.00% (Floor 1.00%)	11/28/2023	11/20/2026	—	(16)	—
	First Lien - Term Loan A	SOFR+7.00% (Floor 1.00%)/M, Current Coupon 11.42%	11/28/2023	11/20/2026	4,823	4,798	4,770
	First Lien - Term Loan B	SOFR+9.00% (Floor 1.00%)/M, Current Coupon 13.42%	11/28/2023	11/20/2026	4,823	4,798	4,876
	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.42%	11/28/2023	11/20/2026	4,938	4,878	4,938
	Delayed Draw Term Loan	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.42%	3/16/2018	11/20/2026	4,226	4,190	4,226
						18,648	18,810
STATINMED, LLC[6]	First Lien[16]	SOFR+9.50% PIK (Floor 2.00%)/M, Current Coupon 13.94%	7/1/2022	7/1/2027	7,560	7,560	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (2.13%)*						26,208	18,810
Research & Consulting Services
FS VECTOR LLC	Revolving Loan[10]	SOFR+5.75% (Floor 1.00%)	4/26/2023	4/26/2028	—	(61)	—
	First Lien - Term Loan A	SOFR+4.75% (Floor 1.00%)/Q, Current Coupon 9.21%	4/26/2023	4/26/2028	15,000	14,791	15,000
	First Lien - Term Loan B	SOFR+6.75% (Floor 1.00%)/Q, Current Coupon 11.21%	4/26/2023	4/26/2028	15,000	14,793	15,000
						29,523	30,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
THE GOBEL GROUP, LLC	Revolving Loan[10]	SOFR+6.50% (Floor 2.00%)	10/29/2024	10/29/2029	—	(9)	—
	First Lien	SOFR+6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	10/29/2024	10/29/2029	4,000	3,962	3,960
						3,953	3,960
Subtotal: Research & Consulting Services (3.84%)*						33,476	33,960
Restaurants
ONE GROUP, LLC	First Lien	SOFR+8.25% (Floor 1.00%)/M, Current Coupon 12.69%	2/22/2024	10/29/2026	9,656	9,595	9,656
	Delayed Draw Term Loan[10]	SOFR+8.25% (Floor 1.00%)	2/22/2024	10/29/2026	—	—	—
						9,595	9,656
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan[10]	SOFR+7.50% (Floor 2.00%)	9/27/2023	9/27/2028	—	(21)	—
	First Lien - Term Loan A	SOFR+ 6.50% (Floor 2.00%)/Q, Current Coupon 10.81%	9/27/2023	9/27/2028	8,000	7,878	8,000
	First Lien - Term Loan B	SOFR+8.50% (Floor 2.00%)/Q, Current Coupon 12.81%	9/27/2023	9/27/2028	8,000	7,877	8,000
						15,734	16,000
Subtotal: Restaurants (2.90%)*						25,329	25,656
Software & IT Services
ACACIA BUYERCO V LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)	11/25/2022	11/26/2027	—	(21)	—
	First Lien - Term Loan A	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.57%	11/25/2022	11/26/2027	10,000	9,816	9,550
						9,795	9,550
CADMIUM, LLC	Revolving Loan	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.56%	1/7/2022	12/22/2026	615	613	601
	First Lien	SOFR+4.00%, 4.00% PIK (Floor 1.00%)/Q, Current Coupon 12.56%	1/7/2022	12/22/2026	7,994	7,962	7,802
						8,575	8,403
GRAMMATECH, INC.[6]	Revolving Loan[10]	SOFR+9.50% (Floor 2.00%)	11/1/2019	12/31/2025	—	(6)	—
	First Lien	SOFR+9.50% (Floor 2.00%)/Q, Current Coupon 13.95%	11/1/2019	12/31/2025	563	563	563
						557	563

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
INFOGAIN CORPORATION	First Lien	SOFR+5.75% (Floor 1.00%)/M, Current Coupon 10.17%	5/24/2024	7/28/2028	3,692	3,661	3,692
ISI ENTERPRISES, LLC	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/1/2021	10/1/2026	—	(12)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.57%	10/1/2021	10/1/2026	3,816	3,789	3,816
						3,777	3,816
ZENFOLIO INC.	Revolving Loan[10]	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 12.21%	7/17/2017	12/31/2026	1,500	1,485	1,500
	First Lien	SOFR+7.75% (Floor 1.00%)/Q, Current Coupon 12.21%	7/17/2017	12/31/2026	19,695	19,578	19,695
						21,063	21,195
Subtotal: Software & IT Services (5.34%)*						47,428	47,219
Specialty Retail
ATS OPERATING, LLC	Revolving Loan[10]	SOFR+6.00% (Floor 1.00%)/Q, Current Coupon 10.56%[20]	1/18/2022	1/18/2027	1,250	1,232	1,250
	First Lien - Term Loan A	SOFR+5.00% (Floor 1.00%)/Q, Current Coupon 9.57%	1/18/2022	1/18/2027	9,250	9,176	9,250
	First Lien - Term Loan B	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.57%	1/18/2022	1/18/2027	9,250	9,173	9,250
						19,581	19,750
CATBIRD NYC, LLC[6]	Revolving Loan[10]	SOFR+7.00% (Floor 1.00%)	10/15/2021	10/15/2026	—	(25)	—
	First Lien	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.46%	10/15/2021	10/15/2026	14,700	14,591	14,700
						14,566	14,700
Subtotal: Specialty Retail (3.90%)*						34,147	34,450
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	SOFR+6.25% (Floor 1.00%)/M, Current Coupon 10.67%	3/12/2024	12/29/2027	3,404	3,376	2,553
TRAFERA, LLC (FKA TRINITY 3, LLC)	First Lien[15]	SOFR+7.00% (Floor 1.00%)/Q, Current Coupon 11.46%	9/30/2020	9/30/2027	5,575	5,558	5,525
Subtotal: Technology Products & Components (0.91%)*						8,934	8,078

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Telecommunications
BROAD SKY NETWORKS LLC	Unsecured convertible note[9,10,13]	20.00% PIK	4/19/2024	12/13/2028	65	65	65
LOGIX HOLDING COMPANY, LLC	First Lien	SOFR+5.75% (Floor 2.00%)/Q, Current Coupon 10.05%	3/11/2024	12/22/2024[23]	3,555	3,555	2,829
MERCURY ACQUISITION 2021, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/Q, Current Coupon 12.57%	12/6/2021	12/7/2026	12,957	12,862	11,338
	Second Lien	SOFR+11.00% (Floor 1.00%)/Q, Current Coupon 15.57%	12/6/2021	12/7/2026	2,927	2,905	2,195
						15,767	13,533
U.S. TELEPACIFIC CORP.	First Lien	SOFR+1.00%, 6.25% PIK (Floor 1.00%)/Q, Current Coupon 11.72%	3/19/2024	5/2/2026	2,547	2,547	1,019
	Third Lien	—%	3/18/2024	5/2/2027	230	230	58
						2,777	1,077
Subtotal: Telecommunications (1.98%)*						22,164	17,504
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	SOFR+8.00% (Floor 1.00%)/M, Current Coupon 12.42%	11/9/2021	8/26/2026	6,159	6,138	4,312
GUARDIAN FLEET SERVICES, INC.	First Lien	SOFR+7.25%, 1.75% PIK (Floor 2.50%)/Q, Current Coupon 13.46%	2/10/2023	2/10/2028	10,792	10,590	10,630
ITA HOLDINGS GROUP, LLC[6]	Revolving Loan	SOFR+9.00% (Floor 2.00%)/Q, Current Coupon 13.46%	6/21/2023	6/21/2027	3,525	3,473	3,525
	First Lien - Term Loan	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.46%	6/21/2023	6/21/2027	13,356	11,962	13,356
	First Lien - Term B Loan	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.46%	6/21/2023	6/21/2027	13,356	11,940	13,356
	Delayed Draw Term Loan - A	SOFR+8.00% (Floor 2.00%)/Q, Current Coupon 12.46%	6/21/2023	6/21/2027	1,484	1,467	1,484
	Delayed Draw Term Loan - B	SOFR+10.00% (Floor 2.00%)/Q, Current Coupon 14.46%	6/21/2023	6/21/2027	1,484	1,456	1,484
						30,298	33,205

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
LAB LOGISTICS, LLC	Revolving Loan	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.67%[20]	9/17/2024	12/31/2025	279	279	276
	First Lien	SOFR+7.25% (Floor 1.00%)/M, Current Coupon 11.67%	2/22/2024	12/31/2025	7,876	7,875	7,798
						8,154	8,074
Subtotal: Transportation & Logistics (6.36%)*						55,180	56,221
Total: Debt Investments (181.74%)*						$1,653,118	$1,605,906

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Equity Investments
Building & Infrastructure Products
BRANDNER DESIGN, LLC[7]	27,000 Class A Units[9,13]		4/15/2024	—	$—	$105	$—
Subtotal: Building & Infrastructure Products (—%)*						105	—
Business Services
DYNAMIC COMMUNITIES, LLC[6]	250,000 Class A Preferred Units[9,13]		12/20/2022	—	—	250	317
	5,435,211.03 Class B Preferred Units[9,13]		12/20/2022	—	—	2,218	—
	255,984.22 Class C Preferred Units[9,13]		12/20/2022	—	—	—	—
	2,500,000 Common units[9,13]		12/20/2022	—	—	—	—
						2,468	317
IVUEIT, LLC[6]	2,000 Preferred Units[9,13]		2/3/2025	—	—	2,000	2,000
SPOTLIGHT AR, LLC	750 Common Units[9,11,13]		12/8/2021	—	—	750	1,366
US COURTSCRIPT HOLDINGS, INC.	1,000,000 Class D-3 LP Units[9,13]		5/17/2022	—	—	1,000	1,592
	211,862.61 Class D-4 LP Units[9,13]		10/31/2022	—	—	212	319
	211,465.87 Class D-5 LP Units[9,13]		1/10/2023	—	—	211	311
						1,423	2,222
Subtotal: Business Services (0.67%)*						6,641	5,905
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250 Class A Units[9,13]		9/19/2024	—	—	725	1,043
VP MOVE PURCHASER, INC.	900,000 Class A Preferred Units[9,13]		2/3/2025	—	—	900	900
Subtotal: Commercial Services & Supplies (0.22%)*						1,625	1,943
Consumer Products
ALLIANCE SPORTS GROUP, L.P.	3.88% membership preferred interest		8/1/2017	—	—	2,500	2,840
GRAVITIQ LLC[6]	Warrants (Expiration - January 17, 2032)[9,13]		1/17/2025	—	—	1,597	1,597
HEAT TRAK, LLC	Warrants (Expiration - March 28, 2035)[9,13]		6/12/2023	—	—	1,268	—
SHEARWATER RESEARCH, INC.[22]	1,200,000 Class A Preferred Units[9,13]		4/30/2021	—	—	603	675
	40,000 Class A Common Units[9,13]		4/30/2021	—	—	33	1,349
						636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,000,000 Preferred Units[9,13]		3/22/2024	—	—	1,019	1,276
Subtotal: Consumer Products (0.88%)*						7,020	7,737
Consumer Services
AIR CONDITIONING SPECIALIST, INC.[6]	1,006,045.85 Preferred Units[9,13]		11/9/2021	—	—	1,344	2,941

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (fka ROOF OPCO, LLC)	535,714.29 Class A Units[9,13]		9/23/2022	—	—	750	664
	250,000 Class B Units[9,13]		4/13/2023	—	—	250	—
	496,674.92 Class A-1 Units[9,13]		5/30/2024	—	—	196	—
						1,196	664
CAMPANY ROOF MAINTENANCE, LLC	2,951.56 Class A Units[9,13]		7/26/2024	—	—	295	441
LIFT BRANDS, INC.	1,051 shares of common stock		4/2/2024	—	—	749	263
POOL SERVICE PARTNERS, INC.[6]	10,667 Common units[9,13]		12/20/2023	—	—	1,150	610
RED DOG OPERATIONS HOLDING COMPANY LLC[6]	1,000 Class A Units[9,13]		11/15/2024	—	—	1,000	1,000
TMT BHC BUYER, INC.	500,000.00 Class A Units[9,13]		3/7/2024	—	—	500	682
Subtotal: Consumer Services (0.75%)*						6,234	6,601
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC	Warrants (Expiration - July 15, 2029)		7/15/2024	—	—	—	—
Subtotal: Data Processing & Outsourced Services (—%)*						—	—
Distribution
BINSWANGER HOLDING CORP.	900,000 shares of common stock		3/9/2017	—	—	900	800
KMS, LLC[7]	19,395.96 Series A Preferred Units		2/10/2025	—	—	6,305	6,305
Subtotal: Distribution (0.80%)*						7,205	7,105
Education
STUDENT RESOURCE CENTER LLC[6]	355,555.56 Senior Preferred Units		9/11/2024	—	—	356	—
	10,502,487.46 Preferred Units		12/31/2022	—	—	5,845	—
	2,000,000.00 Preferred Units[9,13]		12/31/2022	—	—	—	—
						6,201	—
Subtotal: Education (—%)*						6,201	—
Environmental Services
ARBORWORKS, LLC[6]	100 Class A Units[9,13]		11/17/2021	—	—	100	5
	13,898.32 Class A-1 Preferred Units		11/6/2023	—	—	3,170	3,032
	13,898.32 Class B-1 Preferred Units		11/6/2023	—	—	—	—
	1,666.67 Class A-1 Common Units		11/6/2023	—	—	—	—
						3,270	3,037
ISLAND PUMP AND TANK, LLC	1,326,389.30 Preferred units[9,13]		3/2/2023	—	—	1,451	2,702
LIGHTING RETROFIT INTERNATIONAL, LLC[6]	208,333.3333 Series A Preferred units[9,13]		12/31/2021	—	—	—	—
	203,124.9999 Common units[9,13]		12/31/2021	—	—	—	—
						—	—
Subtotal: Environmental Services (0.65%)*						4,721	5,739

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Financial Services
NATIONAL CREDIT CARE, LLC[7]	191,049.33 Class A-3 Preferred units[9,13]		3/17/2022	—	—	2,000	2,007
	Warrants (Expiration - February 25, 2035)[9,13]		2/25/2025	—	—	92	92
						2,092	2,099
NINJATRADER, INC.	2,000,000 Preferred Units[9,11,13]		12/18/2019	—	—	2,000	32,079
Subtotal: Financial Services (3.87%)*						4,092	34,178
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC[6]	21,062.03 Class A Preferred Units		3/28/2025	—	—	1,843	1,843
	28.16 Class C Common Units[9,13]		4/10/2018	—	—	3,000	—
						4,843	1,843
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000 Class A Units[9,11,13]		6/1/2021	—	—	750	1,708
MAMMOTH BORROWCO, INC.	1,141,913.27 Class A Preferred Units[9,13]		11/30/2023	—	—	1,142	692
MUENSTER MILLING COMPANY, LLC	1,000,000 Class A units[9,13]		12/15/2022	—	—	1,000	147
	1,130,387.32 Class A-1 Units[9,13]		12/20/2023	—	—	500	73
	130,444 Class A-2 Units[9,13]		12/18/2024	—	—	130	19
						1,630	239
Subtotal: Food, Agriculture & Beverage (0.51%)*						8,365	4,482
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC[6]	2,620,670 Preferred Units[9,13]		5/22/2020	—	—	1,224	3,163
COMMAND GROUP ACQUISITION, LLC[6]	1,250,000 Preferred Units[9,13]		2/15/2024	—	—	1,250	1,038
LKC TECHNOLOGIES, INC.	1,000,000 Class A units[9,11,13]		6/7/2023	—	—	1,000	2,097
SCRIP INC.	100 shares of common stock		3/21/2019	—	—	1,000	439
Subtotal: Healthcare Equipment & Supplies (0.76%)*						4,474	6,737
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42% LLC interest[9,13]		6/6/2022	—	—	600	263
Subtotal: Healthcare Products (0.03%)*						600	263
Healthcare Services
AAC NEW HOLDCO INC.[6]	6,257,941 shares of preferred stock		3/31/2025	—	—	5,702	5,702
	617,803 shares of common stock		12/11/2020	—	—	2,944	—
	Warrants (Expiration - December 11, 2025)		12/11/2020	—	—	2,584	—
						11,230	5,702
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572 Common Units[9,13]		8/31/2018	—	—	1,026	234

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
CAVALIER BUYER, INC.	871,972.67 Preferred Units[9,13]		2/10/2023	—	—	930	1,017
	871,972.67 Class A-1 Units[9,13]		2/10/2023	—	—	—	—
						930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,568.70 Class Y Preferred Units[9,13]		10/31/2023	—	—	1,000	1,065
DELPHI LENDER HOLDCO LLC	254 Common units		6/9/2023	—	—	—	—
HH-INSPIRE ACQUISITION, INC.	146,065.51 Preferred units[9,13]		4/3/2023	—	—	381	124
INSTITUTES OF HEALTH, LLC	100,000 Class A Preferred Units[9,13]		9/29/2023	—	—	1,000	1,163
OPCO BORROWER, LLC	1,111.11 shares of common stock[11]		4/26/2024	—	—	207	1,006
ROSELAND MANAGEMENT, LLC[6]	3,364 Class A-2 Units		3/31/2023	—	—	202	802
	1,100 Class A-1 Units		9/26/2022	—	—	66	196
	16,084 Class A Units		11/9/2018	—	—	1,517	941
						1,785	1,939
SPECTRUM OF HOPE, LLC[7]	402,350 Common units		2/17/2023	—	—	1,145	—
TALKNY MANAGEMENT HOLDINGS, LLC[6]	1,500,000 Class A-1 Preferred Units[9,13]		6/14/2024	—	—	1,500	1,082
Subtotal: Healthcare Services (1.51%)*						20,204	13,332
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000 Class A Units[9,13]		12/16/2024	—	—	1,000	1,000
SUREKAP, LLC	430,144.53 Common units[9,13]		6/24/2024	—	—	500	1,157
Subtotal: Industrial Machinery (0.24%)*						1,500	2,157
Industrial Products
DAMOTECH INC.[22]	1,127 Preferred units[9,13]		7/7/2023	—	—	1,127	1,376
	1,127 Class A Common units[9,13]		7/7/2023	—	—	—	2,738
						1,127	4,114
GPT INDUSTRIES, LLC[6]	1,000,000 Class A Preferred Units[9,13]		1/30/2023	—	—	1,000	2,747
SERVERLIFT, LLC	500,000 Class A Units[9,13]		12/31/2024	—	—	500	500
THE PRODUCTO GROUP, LLC	1,988,468.70 Class A units[9,11,13]		12/31/2021	—	—	1,988	8,841
Subtotal: Industrial Products (1.83%)*						4,615	16,202
Media & Marketing
ACCELERATION, LLC	13,451.22 Preferred Units[9,13]		6/13/2022	—	—	893	1,363
	1,611.22 Common Units[9,13]		6/13/2022	—	—	107	—
						1,000	1,363
ACCELERATION PARTNERS, LLC	1,019 Preferred Units[9,13]		12/1/2020	—	—	1,019	1,281
	1,019 Class A Common Units[9,13]		12/1/2020	—	—	14	—
						1,033	1,281
BOND BRAND LOYALTY ULC[22]	1,000 Preferred units[9,13]		5/1/2023	—	—	1,000	799
	1,000 Class A common units[9,13]		5/1/2023	—	—	—	—
						1,000	799

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
EXACT BORROWER, LLC	615.156 Common units		12/7/2022	—	—	615	945
IGNITE VISIBILITY LLC	833 Preferred Units[9,13]		12/1/2023	—	—	833	620
	833 Class A Common Units[9,13]		12/1/2023	—	—	167	—
						1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67% LP interest[9,10,11,13]		10/29/2021	—	—	588	960
OUTERBOX, LLC	11,008.6744 Class A common units[9,13]		6/8/2022	—	—	1,313	1,464
SONOBI, INC.[6]	500,000 Class A Common Units[9,13]		9/17/2020	—	—	500	—
Subtotal: Media & Marketing (0.84%)*						7,049	7,432
Movies & Entertainment
CRAFTY APES, LLC[6]	1,519.07 Class A Units		11/20/2024	—	—	4,730	5,037
Subtotal: Movies & Entertainment (0.57%)*						4,730	5,037
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84 units of Class A common stock[9,11,13]		11/15/2017	—	—	1,753	6,067
STATINMED, LLC[6]	4,718.62 Class A Preferred Units		7/1/2022	—	—	4,838	—
	39,097.96 Class B Preferred Units		7/1/2022	—	—	1,400	—
						6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences (0.69%)*						7,991	6,067
Research & Consulting Services
FS VECTOR LLC	1,280.58 Common units[9,11,13]		4/26/2023	—	—	1,333	1,585
THE GOBEL GROUP, LLC	500,000 Class A-1 Preferred Units[9,13]		10/29/2024	—	—	500	500
	500,000 Class A Common Units[9,13]		10/29/2024	—	—	—	—
						500	500
Subtotal: Research & Consulting Services (0.24%)*						1,833	2,085
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000 Class B-2 Units[9,13]		11/25/2022	—	—	1,000	552
GRAMMATECH, INC.[6]	1,000 Class A units		11/1/2019	—	—	1,000	336
	360.06 Class A-1 units		1/10/2022	—	—	360	121
						1,360	457
ISI ENTERPRISES, LLC	1,000,000 Series A Preferred units		10/1/2021	—	—	1,000	1,296
	166,667 Series A-1 Preferred units		6/7/2023	—	—	167	706
						1,167	2,002
VTX HOLDINGS, INC.	1,597,707 Series A Preferred units[9,13]		7/23/2019	—	—	1,598	2,192
Subtotal: Software & IT Services (0.59%)*						5,125	5,203

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025

Portfolio Company[1,5,6,7,18,21]	Type of Investment[2]	Current Interest Rate[3]	Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]
Specialty Retail
ATS OPERATING, LLC	1,000,000 Preferred units[9,13]		1/18/2022	—	—	1,000	1,220
CATBIRD NYC, LLC[6]	1,000,000 Class A units[9,11,13]		10/15/2021	—	—	1,000	1,805
	500,000 Class B units[9,10,11,13]		10/15/2021	—	—	500	797
						1,500	2,602
Subtotal: Specialty Retail (0.43%)*						2,500	3,822
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170 Common Units[9,13]		1/4/2021	—	—	2,892	1,761
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43 Class A units[9,13]		11/15/2019	—	—	1,205	539
Subtotal: Technology Products & Components (0.26%)*						4,097	2,300
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579 Series A Preferred units[9,13]		12/11/2020	—	—	1,132	1,704
	89,335 Series C Preferred units[9,13]		10/21/2022	—	—	89	232
	93,790 Series D Preferred units[9,13]		4/19/2024	—	—	119	247
						1,340	2,183
MERCURY ACQUISITION 2021, LLC	12,059,033 Series A Units[9,13]		12/6/2021	—	—	—	233
Subtotal: Telecommunications (0.27%)*						1,340	2,416
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000 Class A Units[9,13]		2/10/2023	—	—	2,000	2,466
	Warrants (Expiration - February 10, 2033)[9,13]		2/10/2023	—	—	80	122
	Warrants (Expiration - November 30, 2033)[9,13]		11/30/2023	—	—	20	68
	Warrants (Expiration - January 24, 2034)[9,13]		1/24/2024	—	—	24	68
	Warrants (Expiration - December 18, 2034)[9,13]		12/18/2024	—	—	22	26
						2,146	2,750
ITA HOLDINGS GROUP, LLC[6]	Warrants (Expiration - March 29, 2029)[9,13]		3/29/2019	—	—	538	9,755
	Warrants (Expiration - June 21, 2033)[9,13]		6/21/2023	—	—	3,791	11,369
	9.25% Class A Membership Interest[9,11,13]		2/14/2018	—	—	1,500	8,776
						5,829	29,900
Subtotal: Transportation & Logistics (3.69%)*						7,975	32,650
Total: Equity Investments (20.30%)*						$126,242	$179,393

Total: Investments (202.04%)*						$1,779,360	$1,785,299

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
3.The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at March 31, 2025. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
5.Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At March 31, 2025, the Company held $1,436.3 million of non-control/non-affiliate investments, which represented approximately 80.5% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 162.6%.
6.Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2025, the Company held $292.9 million of affiliate investments, which represented approximately 16.4% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 33.1%.
7.Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At March 31, 2025, the Company held $56.1 million of control investments, which represented approximately 3.1% of the Company's investment assets. The fair value of these investments as a percent of net assets is 6.3%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of March 31, 2025, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
8.The investment is structured as a first lien last out term loan.
9.Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, approximately 10.0% of the Company's total assets (at fair value) were non-qualifying assets.
10.The investment has an unfunded commitment as of March 31, 2025. Refer to Note 12 - Commitments and Contingencies for further discussion.
11.Income producing through dividends or distributions.
12.As of March 31, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $117.4 million; cumulative gross unrealized depreciation for federal income tax purposes was $108.2 million. Cumulative net unrealized appreciation was $9.2 million, based on a tax cost of $1,776.1 million.
13.Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
14.The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of March 31, 2025, represented 202.0% of the Company's net assets or 94.8% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

15.The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
16.Investment is on non-accrual status as of March 31, 2025, meaning the Company has ceased to recognize interest income on the investment.
17.Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
18.Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
19.The investment is structured as a first lien first out term loan.
20.The rate presented represents a weighted average rate for borrowings under the facility as of March 31, 2025.
21.Unless otherwise noted, all portfolio company headquarters are based in the United States.
22.Portfolio company headquarters are located outside of the United States.
23.Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
As of March 31, 2025, there were no investments that represented greater than 5% of our total assets.

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
7.Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At March 31, 2024, the Company did not hold any control investments.
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
10.The investment has an unfunded commitment as of March 31, 2024. Refer to Note 12 - Commitments and Contingencies for further discussion.
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

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), Capital Southwest SBIC I, LP (“SBIC I”) and Capital Southwest SBIC II, LP ("SBIC II" and together with SBIC I, the "SBIC Subsidiaries") are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

On April 20, 2021, SBIC I received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC I has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC I and its general partner are consolidated for financial reporting purposes under generally accepted accounting principles in the United States ("U.S. GAAP"), and the portfolio investments held by it are included in the consolidated financial statements. Subsequent to the year ended March 31, 2025, the Company received its second SBIC license. See Note 16 - Subsequent Events for more information.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP. We meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Under rules and regulations applicable to investment companies, we are generally precluded from consolidating any entity other than another investment company, subject to certain exceptions. One of the exceptions to this general principle occurs if the investment company has an investment in an operating company that provides services to the investment company. Accordingly, the consolidated financial statements include the Taxable Subsidiary, SPV, SBIC I and SBIC II.

Portfolio Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are generally defined as investments in which we own more than 25% of the voting securities or have greater than 50% representation on its board; “Affiliate Investments” are generally defined as investments in which we own between 5% and 25% of the voting securities, and the investments are not classified as “Control Investments”; and “Non-Control/Non-Affiliate Investments” are generally defined as investments that are neither “Control Investments” nor “Affiliate Investments.”

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of March 31, 2025, the Company had 90.0% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended March 31, 2025, the Company satisfied all RIC requirements and had 13.9% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At March 31, 2025 and March 31, 2024, cash held in money market funds amounted to $28.1 million and $18.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2025 and March 31, 2024, cash balances totaling $43.1 million and $30.7 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

Escrow Receivable Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year. Escrow balances are measured for collectability on at least a quarterly basis.

Segment Reporting The Company has determined that it has a single operating segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"), which derives income from its portfolio investments. Our Chief Executive Officer and Chief Financial Officer together allocate resources and assesses performance and thus together serve as the Company's Chief Operating Decision Maker ("CODM"). As an investment company, we derive income primarily from debt investments in portfolio companies as discussed in Note 3 - Investments. While the Company lends to and separately evaluates the performance of each portfolio company in which it invests, the CODM evaluates and monitors performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in Note 2 - Summary of Significant Accounting Policies.

The CODM uses net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company's performance and when allocating resources. These performance metrics are considered the key segment measure of profit or loss received by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as total assets and investments held on the Consolidated Schedules of Investments. The significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Consolidation As permitted under Regulation S-X and ASC 946, we generally do not consolidate our investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to CSWC. Accordingly, we consolidate the results of the Taxable Subsidiary, SPV, SBIC I and SBIC II. All intercompany balances have been eliminated upon consolidation.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio at fair value and approximately 3.5% at cost. As of March 31, 2024, investments on non-accrual status represented approximately 2.3% of our total investment portfolio at fair value and approximately 3.9% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the year ended March 31, 2025, we had five investments for which we stopped accruing PIK interest. For the year ended March 31, 2024, we had five investments for which we stopped accruing PIK interest. For the years ended March 31, 2025, 2024 and 2023, approximately 6.2%, 5.7% and 4.6%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Recurring fee income, generally collected in advance, includes fees for administration and valuation services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees, arranger fees and amendment fees, as fee income when earned. In addition, the Company also may be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5 - Borrowings) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below), the August 2028 Notes (as defined below), the 2029 Convertible Notes (as defined below) and the SBA Debentures.

Equity Offering Costs Offering costs include SEC registration fees, legal fees and accounting fees incurred. The Company’s offering costs are charged against the proceeds from equity offerings when proceeds are received.

Earnings Per Share The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period under the two-class method. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed using the if-converted method for convertible debt, which reflects the potential dilution that would occur if all of the notes were converted as of the beginning of the reporting period (or the date of issuance, if later). The if-converted method is computed by dividing the net increase (decrease) in net assets resulting from operations (adjusted to reverse any recognized interest expense), by the weighted average number of shares of common stock assuming all potential shares had been converted, and the additional shares of common stock were dilutive. In accordance with ASC 260-10-45-60A, the Company uses the two-class method in the computation of basic EPS and diluted EPS. The unvested shares of restricted stock awarded pursuant to CSWC’s equity compensation plans are considered participating securities for the purpose of calculating basic and diluted earnings per share.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10.5 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the years ended March 31, 2025, 2024 and 2023.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2025 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
First lien loans[1,2]	$1,586,622	88.9%	179.6%	$1,627,746	91.5%
Second lien loans[2]	18,066	1.0	2.0	23,955	1.3
Subordinated debt[3]	1,218	0.1	0.1	1,417	0.1
Preferred equity	102,918	5.7	11.6	77,451	4.4
Common equity & warrants	76,475	4.3	8.7	48,791	2.7
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

March 31, 2024:
First lien loans[1,2]	$1,309,449	88.7%	173.3%	$1,340,555	90.8%
Second lien loans[2]	33,774	2.3	4.5	41,654	2.8
Subordinated debt[3]	1,336	0.1	0.2	1,007	0.1
Preferred equity	71,127	4.8	9.4	56,708	3.8
Common equity & warrants	60,875	4.1	8.0	36,779	2.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

1Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of March 31, 2025 and March 31, 2024, the fair value of the first lien last out loans are $23.4 million and $35.3 million, respectively.
2Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2025 and March 31, 2024, the fair value of the split lien term loans included in first lien loans was $59.9 million and $43.7 million, respectively. As of March 31, 2025 and March 31, 2024, the fair value of the split lien term loans included in second lien loans was $15.9 million and $20.7 million, respectively.
3Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million and $0.4 million as of March 31, 2025 and March 31, 2024, respectively.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2025 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Healthcare Services	$212,640	11.9%	24.1%	$228,935	12.9%
Consumer Products	152,385	8.5	17.3	152,385	8.6
Media & Marketing	138,768	7.8	15.7	138,291	7.8
Food, Agriculture & Beverage	125,740	7.1	14.2	131,815	7.4
Financial Services	123,280	6.9	14.0	95,060	5.3
Consumer Services	117,117	6.6	13.3	123,084	6.9
Business Services	94,008	5.3	10.6	96,685	5.4
Transportation & Logistics	88,871	5.0	10.1	63,155	3.5
Industrial Machinery	76,874	4.3	8.7	75,647	4.3
Industrial Products	75,548	4.2	8.5	66,050	3.7
Healthcare Equipment & Supplies	66,144	3.7	7.5	65,057	3.7
Commercial Services & Supplies	58,340	3.3	6.6	57,633	3.2
Aerospace & Defense	55,051	3.1	6.2	54,097	3.0
Software & IT Services	52,422	2.9	5.9	52,553	3.0
Environmental Services	52,295	2.9	5.9	56,191	3.2
Specialty Retail	38,272	2.1	4.3	36,647	2.1
Research & Consulting Services	36,045	2.0	4.1	35,309	2.0
Healthcare Products	34,474	1.9	3.9	35,087	2.0
Education	29,495	1.7	3.3	41,443	2.3
Restaurants	25,656	1.4	2.9	25,329	1.4
Energy Services	25,022	1.4	2.8	25,362	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,877	1.4	2.8	34,199	1.9
Industrial Services	21,599	1.2	2.4	21,634	1.2
Telecommunications	19,920	1.1	2.3	23,504	1.3
Distribution	11,773	0.7	1.3	11,873	0.7
Technology Products & Components	10,378	0.6	1.2	13,031	0.7
Movies & Entertainment	8,690	0.5	1.0	8,403	0.5
Building & Infrastructure Products	7,522	0.4	0.9	8,830	0.5
Data Processing & Outsourced Services	2,093	0.1	0.2	2,071	0.1
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2024:
Healthcare Services	$188,373	12.8%	24.9%	$190,674	12.9%
Media & Marketing	153,302	10.4	20.3	147,859	10.0
Consumer Products	113,634	7.7	15.0	114,347	7.7
Business Services	86,098	5.8	11.4	87,196	5.8
Consumer Services	96,116	6.5	12.7	94,046	6.4
Food, Agriculture & Beverage	93,384	6.3	12.4	103,371	7.0
Financial Services	82,727	5.6	10.9	73,945	5.0
Transportation & Logistics	65,571	4.4	8.7	58,090	3.9
Industrial Products	61,324	4.2	8.1	50,276	3.4
Software & IT Services	59,409	4.0	7.9	57,702	3.9
Environmental Services	56,807	3.8	7.5	55,572	3.8
Specialty Retail	44,557	3.0	5.9	42,855	2.9
Healthcare Equipment & Supplies	41,377	2.8	5.5	40,928	2.8
Healthcare Products	31,942	2.2	4.2	32,978	2.2
Pharmaceuticals, Biotechnology & Life Sciences	29,308	2.0	3.9	34,304	2.3
Energy Services	27,488	1.9	3.6	27,131	1.8
Aerospace & Defense	26,715	1.8	3.5	25,995	1.8
Restaurants	25,556	1.7	3.4	25,553	1.7
Telecommunications	23,995	1.6	3.2	28,313	2.0
Industrial Machinery	23,356	1.6	3.1	23,174	1.6
Industrial Services	22,648	1.5	3.0	22,491	1.5
Technology Products & Components	18,969	1.3	2.5	13,277	0.9
Research & Consulting Services	18,838	1.3	2.5	18,658	1.3
Distribution	16,490	1.1	2.2	18,620	1.3
Data Processing & Outsourced Services	16,176	1.1	2.1	25,426	1.7
Movies & Entertainment	15,778	1.1	2.1	16,576	1.1
Education	14,627	1.0	1.9	25,481	1.7
Specialty Chemicals	14,269	1.0	1.9	14,222	1.0
Building & Infrastructure Products	7,727	0.5	1.0	7,643	0.5
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of March 31, 2025 and March 31, 2024:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Northeast	$469,271	26.3%	53.1%	$474,642	26.7%
West	388,772	21.8	44.0	359,986	20.2
Southwest	323,966	18.2	36.7	317,428	17.8
Southeast	315,033	17.6	35.6	338,866	19.1
Midwest	241,814	13.5	27.4	246,198	13.8
International	46,443	2.6	5.2	42,240	2.4
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

March 31, 2024:
Northeast	$381,897	25.9%	50.5%	$370,566	25.1%
West	325,666	22.1	43.1	322,616	21.8
Southwest	247,526	16.7	32.8	259,991	17.6
Midwest	241,828	16.4	32.0	243,971	16.5
Southeast	231,842	15.7	30.7	233,042	15.8
International	47,802	3.2	6.3	46,517	3.2
	$1,476,561	100.0%	195.4%	$1,476,703	100.0%

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
As of March 31, 2025 and March 31, 2024, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2025 and March 31, 2024 (in thousands):

		Fair Value Measurements
		at March 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,586,622	$—	$—	$1,586,622
Second lien loans	18,066	—	—	18,066
Subordinated debt	1,218	—	—	1,218
Preferred equity	102,918	—	—	102,918
Common equity & warrants	76,475	—	—	76,475
Total Investments	$1,785,299	$—	$—	$1,785,299

		Fair Value Measurements
		at March 31, 2024 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,309,449	$—	$—	$1,309,449
Second lien loans	33,774	—	—	33,774
Subordinated debt	1,336	—	—	1,336
Preferred equity	71,127	—	—	71,127
Common equity & warrants	60,875	—	—	60,875
Total Investments	$1,476,561	$—	$—	$1,476,561

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2025 and March 31, 2024. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,448,656	Discount Rate	5.2% - 64.7%	12.8%
		6,923	Third Party Broker Quote	40.0 - 100.0	79.8
	Market Approach	125,500	Cost	89.8 - 100.0	97.9
	Enterprise Value Waterfall Approach	5,543	EBITDA Multiple	3.0x - 9.0x	3.0x
			Discount Rate	21.0% - 49.2%	21.0%
Second lien loans	Income Approach	18,066	Discount Rate	9.5% - 41.2%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.0% - 21.0%	0.0%
Subordinated debt	Income Approach	538	Discount Rate	14.4% - 14.4%	14.4%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	65	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.6x	6.6x
			Discount Rate	13.3% - 17.6%	14.7%
Preferred equity	Enterprise Value Waterfall Approach	100,018	EBITDA Multiple	3.0x - 16.9x	8.8x
			Discount Rate	11.1% - 49.2%	15.9%
	Market Approach	2,900	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	74,878	EBITDA Multiple	3.0x - 16.0x	8.4x
			Discount Rate	11.9% - 23.3%	14.4%
	Market Approach	1,597	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,785,299

		Fair Value at	Significant
	Valuation	March 31, 2024	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,156,705	Discount Rate	5.5% - 43.8%	13.4%
		54,742	Third Party Broker Quote	38.3 - 100.0	92.4
	Market Approach	98,002	Cost	98.0 - 99.0	98.1
Second lien loans	Income Approach	30,834	Discount Rate	13.4% - 33.3%	15.6%
		2,940	Third Party Broker Quote	28.0 - 28.0	28.0
Subordinated debt	Income Approach	514	Discount Rate	18.7% - 18.7%	18.7%
		54	Third Party Broker Quote	23.3 - 23.3	23.3
	Market Approach	210	Cost	94.0 - 100.0	96.1
	Enterprise Value Waterfall Approach	558	EBITDA Multiple	5.7x - 7.9x	6.4x
			Discount Rate	13.2% - 18.6%	14.8%
Preferred equity	Enterprise Value Waterfall Approach	68,877	EBITDA Multiple	4.3x - 17.0x	9.9x
			Discount Rate	10.3% - 38.0%	16.7%
	Market Approach	2,250	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	60,375	EBITDA Multiple	4.7x - 15.6x	8.6x
			Discount Rate	10.3% - 30.2%	16%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,476,561

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the years ended March 31, 2025 and 2024, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the year ended March 31, 2025 and 2024 (in thousands):

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments[1,2]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value March 31, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(61,142)	$616,629	$(244,854)	$12,843	$(31,584)	$(14,719)	$1,586,622	$(21,908)
Second lien loans	33,774	(6,960)	37	(3,840)	70	—	(5,015)	18,066	(5,062)
Subordinated debt	1,336	36	57	(75)	17	—	(153)	1,218	28
Preferred equity	71,127	25,094	9,767	—	—	(16,920)	13,850	102,918	18,671
Common equity & warrants	60,875	3,593	7,036	—	—	(1,066)	6,037	76,475	4,388
Total Investments	$1,476,561	$(39,379)	$633,526	$(248,769)	$12,930	$(49,570)	$—	$1,785,299	$(3,883)

	Fair Value March 31, 2023	Realized & Unrealized Gains (Losses)	Purchases of Investments[1]	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security[3]	Fair Value March 31, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,000,984	$(25,020)	$520,239	$(176,763)	$10,845	$(13,875)	$(6,961)	$1,309,449	$(19,824)
Second lien loans	35,820	342	169	(2,913)	356	—	—	33,774	339
Subordinated debt	791	(31)	562	(19)	33	—	—	1,336	(31)
Preferred equity	63,393	(5,442)	10,279	—	—	(273)	3,170	71,127	(5,340)
Common equity & warrants	54,144	517	6,281	—	—	(3,858)	3,791	60,875	285
Total Investments	$1,155,132	$(29,634)	$537,530	$(179,695)	$11,234	$(18,006)	$—	$1,476,561	$(24,571)

1Includes purchases of new investments, as well as discount accretion on existing investments.
2Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC ("I-45 SLF"). See Note 14 - Related Party Transactions for more information.
3Includes $3.8 million of cost basis allocated from first lien debt to warrants.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2025, the Company’s asset coverage was 211%.

The Company had the following borrowings outstanding as of March 31, 2025 and March 31, 2024 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium(1)	Recorded Value	Estimated Fair Value(2)
March 31, 2025
SBA Debentures	$175,000	$(4,082)	$170,918	$166,460
Corporate Credit Facility	235,000	—	235,000	235,000
SPV Credit Facility	108,000	—	108,000	108,000
October 2026 Notes	150,000	(1,154)	148,846	130,899
August 2028 Notes	71,875	(1,681)	70,194	73,571
2029 Convertible Notes	230,000	(6,893)	223,107	225,780
	$969,875	$(13,810)	$956,065	$939,710

March 31, 2024
SBA Debentures	$153,000	$(4,305)	$148,695	$141,638
Corporate Credit Facility	265,000	—	265,000	265,000
SPV Credit Facility	—	—	—	—
January 2026 Notes	140,000	(612)	139,388	118,249
October 2026 Notes	150,000	(1,923)	148,077	127,150
August 2028 Notes	71,875	(2,182)	69,693	74,261
	$779,875	$(9,022)	$770,853	$726,298
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

Credit Facilities

As of March 31, 2025, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the year ended March 31, 2025, the weighted average interest rate on the Credit Facilities was 7.33%, and the average debt outstanding under the Credit Facilities was $269.8 million.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of March 31, 2025, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of March 31, 2025 and 2024, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense	$13,655	$16,661	$11,156
Unused commitment fees	1,710	1,152	852
Amortization of deferred financing costs	2,262	1,813	1,144
Total interest and amortization of deferred financing costs	$17,627	$19,626	$13,152

Weighted average interest rate	7.33%	7.66%	5.22%
Average borrowings	$186,274	$217,500	$213,658

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

The SPV Credit Facility is secured by all of the assets of SPV. As of March 31, 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense	$6,118	$—	$—
Unused commitment and other fees	1,165	45	—
Amortization of deferred financing costs	432	—	—
Total interest and amortization of deferred financing costs	$7,715	$45	$—

Weighted average interest rate	7.32%	—%	—%
Average borrowings	$83,534	$—	$—

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense	$4,358	$6,300	$6,300
Amortization of deferred financing costs	224	337	344
Total interest and amortization of deferred financing costs	$4,582	$6,637	$6,644

Weighted average interest rate	4.46%	4.46%	4.46%
Average borrowings[1]	$140,000	$140,000	$140,000
1Average borrowings for the year ended March 31, 2025 was calculated from April 1, 2024 through December 9, 2024 (the redemption date of the January 2026 Notes).

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense	$5,062	$5,062	$5,062
Amortization of deferred financing costs	770	814	734
Total interest and amortization of deferred financing costs	$5,832	$5,876	$5,796

Weighted average interest rate	3.50%	3.50%	3.50%
Average borrowings	$150,000	$150,000	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2022
Interest expense	$5,570	$4,425	$—
Amortization of deferred financing costs	501	423	—
Total interest and amortization of deferred financing costs	$6,071	$4,848	$—

Weighted average interest rate	7.75%	7.75%	—%
Average borrowings[1]	$71,875	$71,875	$—
1Average borrowings for the year ended March 31, 2024 was calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through March 31, 2024.

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

2029 Convertible Notes

On November 4, 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The 2029 Convertible Notes bear interest at a rate of 5.125% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2029 Convertible Notes will mature on November 15, 2029, unless earlier converted, redeemed or repurchased.

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of March 31, 2025 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.87
Conversion rate (shares per $1,000 principal amount) (1)	40.20
Last conversion price calculation date	March 14, 2025
(1)Represents conversion price and conversion rate, as applicable, as of March 31, 2025, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

As reflected in Note 8 - Earnings Per Share, the issuance of the 2029 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share.

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense	$4,650	$—	$—
Amortization of deferred financing costs	613	—	—
Total interest and amortization of deferred financing costs	$5,263	$—	$—

Weighted average interest rate	5.13%	—%	—%
Average borrowings[1]	$230,000	$—	$—
1Average borrowings for the year ended March 31, 2025 was calculated from November 4, 2024 (the issuance date of the 2029 Convertible Notes) through March 31, 2025.

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

On May 25, 2021, SBIC I received a leverage commitment from the SBA in the amount of $40.0 million to be issued on or prior to September 30, 2025. On January 28, 2022, SBIC I received an additional leverage commitment in the amount of $40.0 million to be issued on or prior to September 30, 2026. On November 22, 2022, SBIC I received an additional leverage commitment in the amount of $50.0 million to be issued on or prior to September 30, 2027. On December 20, 2023, SBIC I received an additional leverage commitment in the amount of $45.0 million to be issued on or prior to September 30, 2028. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of March 31, 2025, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million. As of March 31, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Years Ended March 31,
	2025	2024	2023
Interest expense and fees	$7,085	$5,418	$2,792
Amortization of deferred financing costs	758	619	426
Total interest and amortization of deferred financing costs	$7,843	$6,037	$3,218

Weighted average interest rate	4.40%	4.18%	3.38%
Average borrowings	$161,019	$129,708	$82,641

As of March 31, 2025, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
			$175,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2025 is as follows:

	Years Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$175,000	$175,000
Corporate Credit Facility	—	—	—	235,000	—	—	235,000
SPV Credit Facility	—	—	—	108,000	—	—	108,000
October 2026 Notes	—	150,000	—	—	—	—	150,000
August 2028 Notes	—	—	—	71,875	—	—	71,875
2029 Convertible Notes	—	—	—	—	230,000	—	230,000
Total	$—	$150,000	$—	$414,875	$230,000	$175,000	$969,875

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

For the tax years ended December 31, 2024, 2023 and 2022, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2025, CSWC declared and paid a quarterly dividend in the amount of $33.7 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). Our distributions for the tax years ended December 31, 2024, 2023 and 2022 were as follows:

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
3.On June 30, 2022, the dividend paid included a special dividend of $0.15 per share.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the years ended March 31, 2025 and 2024, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Years Ended March 31,
	2025	2024
Additional capital	$(18,532)	$(8,849)
Total distributable earnings	18,532	8,849

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

For tax purposes, the 2024 dividends totaled $2.53 per share and were comprised entirely of ordinary income. In addition, 92.89% of each of the ordinary distributions represent interest-related dividends. 92.89% of total distributions represent the portion of CSWC's dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. For tax purposes, the 2023 dividends totaled $2.42 per share and were comprised entirely of ordinary income. In addition, 94.17% represent interest-related dividends.

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

As of March 31, 2025, CSWC estimates that it has cumulative undistributed taxable income of approximately $41.6 million, or $0.79 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be taxed as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the year ended March 31, 2025 and 2024:

	Years Ended March 31,
Reconciliation of RIC Distributable Income[1]	2025	2024	2023
Net increase in net assets from operations	$70,548	$83,389	$33,093
Net unrealized (appreciation) depreciation on investments	(2,423)	(13,640)	18,589
(Expense/loss) income/gain recognized for tax on pass-through entities	(80)	(6,383)	962
Realized loss (gain) book/tax differences	(10,876)	18,962	(389)
Capital loss carryover[2]	70,883	26,449	12,796
Net operating income - wholly-owned subsidiary	(14,568)	(5,194)	809
Dividend income from wholly-owned subsidiary	9,038	2,000	1,068
Non-deductible tax expense	1,424	921	628
Loss on extinguishment of debt	(2,726)	(2,726)	(2,726)
Non-deductible compensation	6,693	3,665	3,243
Compensation related book/tax differences	(2,741)	1,116	812
Interest on non-accrual loans	11,999	5,636	3,343
Other book/tax differences	(187)	1,515	107
Estimated distributable income before deductions for distributions	$136,984	$115,710	$72,335
Distributions[3]:
Ordinary	$123,569	$101,517	$70,034
Estimated annual RIC undistributed taxable income	$13,415	$14,193	$2,301

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At March 31, 2025, the Company had long-term capital loss carryforwards of $131.0 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

As of March 31, 2025, 2024 and 2023, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years Ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2025	2024	2023
Undistributed ordinary income - tax basis	$41,594	$28,845	$16,070
Undistributed net realized (loss) gain	(130,951)	(60,056)	(30,201)
Unrealized (depreciation) appreciation on investments	(80,308)	(68,529)	(61,710)
Other temporary differences	(4,201)	(9,584)	(13,639)
Components of distributable earnings at year-end	$(173,866)	$(109,324)	$(89,480)

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

As of March 31, 2025, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,718.8 million, with such investments having gross unrealized appreciation of $15.3 million and gross unrealized depreciation of $95.6 million, resulting in net unrealized depreciation of $80.3 million. As of March 31, 2025, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $57.3 million, with such investments having gross unrealized appreciation of $102.1 million and gross unrealized depreciation of $12.6 million, resulting in net unrealized appreciation of $89.5 million. On a consolidated basis, the total investment portfolio has net unrealized appreciation of $9.2 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of March 31, 2025 and March 31, 2024, the Taxable Subsidiary had a deferred tax liability of $16.8 million and $12.0 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2025 and March 31, 2024 (amounts in thousands):

	March 31, 2025	March 31, 2024
Deferred tax asset:
Net operating loss carryforwards	$253	$159
Interest	1,811	965
Total deferred tax asset	2,064	1,124
Deferred tax liabilities:
Net unrealized appreciation on investments	(15,054)	(11,395)
Net basis differences in portfolio investments	(3,790)	(1,726)
Total deferred tax liabilities	(18,844)	(13,121)
Total net deferred tax (liabilities) assets	$(16,780)	$(11,997)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of March 31, 2025 and 2024 (amounts in thousands):

	Years Ended March 31,
Components of Income Tax Provision	2025	2024	2023
Excise tax	$1,351	$872	$630
Tax provision related to Taxable Subsidiary	841	22	(301)
Other	73	50	—
Total income tax provision	$2,265	$944	$329

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Years Ended March 31,
	2025	2024
Number of shares sold	7,694,740	8,733,315
Gross proceeds received (in thousands)	$181,112	$184,217
Net proceeds received (in thousands)[1]	$178,493	$181,453
Weighted average price per share	$23.54	$21.09

1Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both March 31, 2025 and March 31, 2024, no proceeds remained receivable.

Cumulative to date, the Company has sold 33,041,177 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.49, raising $710.0 million of gross proceeds. Net proceeds were $699.0 million after commissions to the sales agents on shares sold. As of March 31, 2025, the Company has $290.0 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Years Ended March 31,
	2025	2024
Number of shares repurchased	107,278	52,797
Aggregate cost of shares repurchased (in thousands)	$2,708	$1,063
Weighted average price per share	$25.23	$20.13

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the years ended March 31, 2025 and 2024 (dollars and shares in thousands):

	Years Ended March 31,
	2025	2024	2023
Earnings per share - basic
Numerator for basic earnings per share	$70,548	$83,389	$33,093
Adjustment for income allocated to participating securities	(689)	—	—
Numerator for basic earnings per common share	69,859	83,389	33,093
Denominator for basic earnings per common share	47,448	40,727	30,016
Basic earnings per common share	$1.47	$2.05	$1.10
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$69,859	$83,389	$33,093
Adjustment for interest and amortization on 2029 Convertible Notes	5,263	—	—
Numerator for diluted earnings per common share	$75,122	$83,389	$33,093
Denominator for basic weighted average common share	47,448	40,727	30,016
Adjustment for dilutive effect of 2029 Convertible Notes	3,740	—	—
Denominator for diluted weighted average common shares	51,188	40,727	30,016
Diluted earnings per common share	$1.47	$2.05	$1.10

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended March 31, 2025, 2024 and 2023, there was no anti-dilution.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of March 31, 2025, there are 458,142 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of March 31, 2025, there were 86,245 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the years ended March 31, 2025, 2024 and 2023, we recognized total share based compensation expense of $7.0 million (of which $0.3 million was related to restricted stock issued to non-employee directors), $4.5 million (of which $0.3 million was related to restricted stock issued to non-employee directors), and $3.7 million (of which $0.2 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

During the three months ended March 31, 2025, the Company modified restricted stock awards to accelerate vesting of the unvested awards as of the separation date for one employee. The Company accounted for this as a modification of awards and recognized incremental compensation cost of $1.9 million. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation cost on the date of modification for vested awards.

As of March 31, 2025, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $8.7 million, which will be amortized over the weighted-average vesting period of approximately 2.4 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of March 31, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	432,711	$21.61	2.4
Granted	284,407	19.86	—
Vested	(156,755)	20.93	—
Forfeited	(1,791)	23.91	—
Unvested at March 31, 2024	558,572	$20.90	2.4
Granted	359,500	26.20	—
Vested	(316,345)	20.73	—
Forfeited	(95,375)	26.18	—
Unvested at March 31, 2025	506,352	$23.78	2.5

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of March 31, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2023	12,105	$20.66	0.4
Granted	11,200	—	—
Vested	(12,105)	—	—
Forfeited	—	—	—
Unvested at March 31, 2024	11,200	$22.33	0.4
Granted	10,450	23.93	—
Vested	(11,200)	22.33	—
Forfeited	—	—	—
Unvested at March 31, 2025	10,450	$23.93	0.4

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the years ended March 31, 2025, 2024 and 2023, we made matching contributions of approximately $0.3 million, $0.2 million and $0.2 million, respectively.

11.     RETIREMENT PLANS

CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan. Unvested accrued benefits under the Retirement Restoration Plan were forfeited as of September 30, 2015. The Retirement Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts for the years ended March 31, 2025, 2024 and 2023, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2025 and 2024 (amounts in thousands):

	Years ended March 31,
	2025	2024	2023
Net pension cost
Interest cost on projected benefit obligation	$28	$28	$90
Net amortization	(47)	(47)	33
Net pension cost from restoration plan	$(19)	$(19)	$123

	Years ended March 31,
	2025	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$570	$598	$2,707
Interest cost	28	28	90
Actuarial gain	4	(9)	(2,052)
Benefits paid	(47)	(47)	(147)
Benefit obligation at end of year	$555	$570	$598

	Years ended March 31,
	2025	2024
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(555)	$(570)
Net actuarial gain recognized as a component of equity	(1,038)	(1,090)
Total	$(1,593)	$(1,660)

Accumulated benefit obligation	$(555)	$(570)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2025	2024	2023
Discount rate	5.25%	5.25%	5.00%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2025	2024	2023
Discount rate	5.25%	5.00%	3.50%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2031-2035 (amounts in thousands):

	2026	2027	2028	2029	2030	2031-2035
Restoration Plan	$47	$47	$46	$46	$46	$217

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

The balances of unfunded debt commitments as of March 31, 2025 and March 31, 2024 were as follows (amounts in thousands):

	March 31,	March 31,
Portfolio Company	2025	2024
Revolving Loans
Acacia BuyerCo V LLC	$—	$2,000
Acceleration, LLC	—	5,000
Air Conditioning Specialist, Inc.	1,910	1,675
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	1,116	432
ATS Operating, LLC	890	1,640
Bond Brand Loyalty ULC	1,200	2,000
BP Loenbro Holdings Inc.	1,321	1,101
Brandner Design, LLC	900	—
Burning Glass Intermediate Holding Company, Inc.	296	296
Campany Roof Maintenance, LLC	1,064	—
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	2,000	2,000
CDC Dental Management Co., LLC	1,500	2,000
Central Medical Supply LLC	1,050	800
Cumbria Capital MSO, LLC	1,100	—
Damotech Inc.	3,000	3,000
Drive Line Service of Portland, LLC	2,000	—
Edge Autonomy Holdings, LLC	4,000	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	2,000
Gains Intermediate, LLC	—	2,500
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	1,000	2,500
Gravitiq LLC	5,000	—
Gulf Pacific Acquisition, LLC	303	555
HH-Inspire Acquisition, Inc.	—	46
Ignite Visibility LLC	1,500	2,000
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	3,479	1,500
ITA Holdings Group, LLC	—	1,058
iVueit, LLC	1,000	—
LEHR Upfitters, LLC	2,623	—

	March 31,	March 31,
Portfolio Company	2025	2024
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	1,354	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	2,000
Mako Steel LP	—	1,887
Mammoth BorrowCo, Inc.	200	1,950
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	—
Musiker Discovery Programs, Inc.	2,000	—
NeuroPsychiatric Hospitals, LLC	2,000	—
New Skinny Mixes, LLC	3,000	3,500
NinjaTrader, Inc.	2,500	2,500
Opco Borrower, LLC	—	833
Outerbox, LLC	—	2,000
Pipeline Technique Ltd.	944	2,278
Pool Service Partners, Inc.	2,000	—
Red Dog Operations Holding Company LLC	2,000	—
Revo Brands, Inc.	4,300	7,000
Roseland Management, LLC	2,000	2,000
RTIC Subsidiary Holdings LLC	—	301
ServerLIFT, LLC	4,000	—
SocialSEO, LLC	2,200	—
South Coast Terminals LLC	—	1,935
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	2,000	—
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	—
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	4,000	3,900
Versicare Management LLC	—	2,500
VP Move Purchaser, Inc.	3,900	—
Wall Street Prep, Inc.	—	1,000
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	1,333	3,111
Zenfolio Inc.	1,500	1,000
Total Revolving Loans	122,735	112,404
Delayed Draw Term Loans
Air Conditioning Specialist Inc.	3,229	750
BP Loenbro Holdings Inc.	1,101	1,101
Central Medical Supply LLC	1,400	1,400
CityVet, Inc.	—	5,000
Crafty Apes. LLC	924	—
Cumbria Capital MSO, LLC	950	—
Exact Borrower, LLC	2,200	—

	March 31,	March 31,
Portfolio Company	2025	2024
Gulf Pacific Acquisition, LLC	—	1,212
Ignite Visibility LLC	—	2,000
ITA Holdings Group, LLC	—	854
iVueit, LLC	10,000	—
KMS, LLC	2,286	—
LEHR Upfitters, LLC	5,247	—
Mammoth BorrowCo, Inc.	—	1,325
Mid-Florida Endodontics Management Company, LLC	10,000	—
Musiker Discovery Programs, Inc.	7,500	—
New Skinny Mixes, LLC	—	3,000
One Group, LLC	545	545
Pool Service Partners, Inc.	6,100	5,000
Superior Health Parent LLC	10,000	—
SureKap, LLC	7,222	—
TMT BHC Buyer, Inc.	5,000	5,000
Total Delayed Draw Term Loans	73,704	27,187
Other
Broad Sky Networks, LLC	57	—
Spectrum of Hope, LLC	411	—
Total Other	468	—
Total Unfunded Debt Commitments	$196,907	$139,591

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	March 31, 2025	March 31, 2024
Unfunded Debt Commitments
Expiring during:
2025	$—	$26,462
2026	31,354	8,242
2027	70,235	31,417
2028	16,420	31,021
2029	42,986	42,449
2030	33,912	—
2031	2,000	—
Total Unfunded Debt Commitments	$196,907	$139,591

The balances of unfunded equity commitments as of March 31, 2025 and March 31, 2024 were as follows (amounts in thousands):

	March 31, 2025	March 31, 2024
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	411	412
Total Unfunded Equity Commitments	$536	$537

As of March 31, 2025, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of March 31, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

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

Total lease expense incurred for the years ended March 31, 2025, 2024 and 2023 was $0.5 million, $0.3 million and $0.3 million, respectively. As of March 31, 2025 and March 31, 2024, the asset related to the operating lease was $3.9 million and $2.4 million, respectively, and as of March 31, 2025 and March 31, 2024, the lease liability was $5.4 million and $3.2 million, respectively. As of March 31, 2025, the remaining lease term was 10.5 years and the discount rate was 6.59%.

The following table shows future minimum payments under the Company's operating leases as of March 31, 2025 (in thousands):

Year ending March 31,	Rent Commitment
2026	$697
2027	715
2028	733
2029	752
2030	771
Thereafter	4,988
Total	$8,656

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

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2025 and 2024 (in thousands except per share amounts):

	First	Second	Third	Fourth
2025	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$28,859	$31,165	$30,316	$27,842	$118,182
Net realized (loss) gain on investments, net of tax	711	(10,289)	(12,805)	(27,267)	(49,650)
Net change in unrealized appreciation (depreciation) on investments, net of tax	(15,535)	1,808	(847)	16,997	2,423
Realized loss on extinguishment of debt	—	—	(387)	—	(387)
Realized loss on disposal of fixed assets	—	—	(9)	(11)	(20)
Net increase in net assets from operations	14,035	22,684	16,268	17,561	70,548
Pre-tax net investment income per share - basic	0.69	0.64	0.64	0.56	2.50
Net investment income per share - basic	0.63	0.66	0.63	0.54	2.46
Net increase in net assets from operations per share - basic	0.31	0.48	0.34	0.34	1.47
Net increase in net assets from operations per share - diluted	0.31	0.48	0.34	0.35	1.47

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$24,556	$27,194	$28,859	$29,396	$110,005
Net realized gain (loss) on investments	(12,782)	390	(7,842)	(19,661)	(39,895)
Net change in unrealized appreciation (depreciation) on investments, net of tax	12,038	(4,599)	2,467	3,734	13,640
Realized loss on extinguishment of debt	—	(361)	—	—	(361)
Net increase in net assets from operations	23,812	22,624	23,484	13,469	83,389
Pre-tax net investment income per share - basic	0.67	0.67	0.72	0.68	2.72
Net investment income per share - basic	0.65	0.69	0.70	0.67	2.70
Net increase in net assets from operations per share - basic	0.63	0.57	0.57	0.31	2.05
Net increase in net assets from operations per share - diluted	0.63	0.57	0.57	0.31	2.05

14.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the years ended March 31, 2025, 2024 and 2023, we did not receive any management fees from our portfolio companies.

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

In connection with the liquidation of I-45 SLF, the Company received return of capital distributions totaling $13.6 million, of which $0.8 million was receivable as of March 31, 2024. During the six months ended September 30, 2024, the remaining $0.8 million return of capital distributions were received by the Company. During the three months ended June 30, 2024 and March 31, 2024, the Company received $6.4 million and $72.5 million, respectively, of distributions-in-kind of investment assets for a total of $78.9 million. For the year ended March 31, 2025, the Company recognized a realized loss totaling $0.3 million relating to the dissolution of I-45 SLF.

15.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the years ended March 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017 (share amounts presented in thousands).

	Years Ended
	March 31,
Per Share Data:	2025	2024	2023	2022	2021	2020	2019	2018	2017
Investment income[1]	$4.25	$4.37	$3.97	$3.60	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.74)	(1.65)	(1.67)	(1.70)	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.05)	(0.02)	(0.01)	(0.03)	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	2.46	2.70	2.29	1.87	1.66	1.57	1.42	1.01	0.50
Net realized (loss) gain, net of tax[1]	(1.03)	(0.98)	(0.57)	0.26	(0.45)	2.35	1.24	0.10	0.50
Net unrealized appreciation (depreciation) on investments, net of tax[1]	0.05	0.34	(0.62)	0.50	1.51	(5.16)	(0.68)	1.34	0.49
Realized loss on extinguishment of debt[1]	(0.01)	(0.01)	—	(0.75)	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	1.47	2.05	1.10	1.88	2.67	(1.24)	1.98	2.45	1.49
Accretive effect of share issuances and repurchases	0.94	0.86	0.50	1.45	0.30	0.45	0.06	(0.04)	—
Dividends to shareholders	(2.54)	(2.47)	(2.28)	(2.52)	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan Distribution, net of tax	—	—	—	—	—	—	—	(0.03)	(0.08)
Issuance of restricted stock[1,2]	(0.10)	(0.13)	(0.14)	(0.10)	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.10)	(0.05)	(0.01)	(0.03)	—	—	(0.01)	(0.01)	—
Exercise of employee stock options[3]	—	—	—	—	—	—	(0.12)	0.01	(0.09)
Share based compensation expense	0.13	0.10	0.10	0.14	0.14	0.16	0.13	0.11	0.08
Change in restoration plan	—	—	0.06	0.01	—	(0.01)	(0.01)	(0.05)	—
Repurchase of common stock	—	—	—	—	—	0.15	—	—	—
Other[4]	0.13	0.04	0.18	0.02	(0.02)	(0.19)	0.01	0.01	—
(Decrease) increase in net asset value	(0.07)	0.40	(0.49)	0.85	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of period	16.77	16.37	16.86	16.01	15.13	18.62	19.08	17.80	17.34
End of period	$16.70	$16.77	$16.37	$16.86	$16.01	$15.13	$18.62	$19.08	$17.80

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	10.32%	9.82%	10.06%	10.31%	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of operating expenses (excluding interest expense) to average net assets	3.57%	3.52%	4.28%	5.03%	5.43%	4.94%	4.75%	4.72%	4.60%
Ratio of net investment income to average net assets	14.52%	16.07%	13.75%	11.31%	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover	18.84%	15.65%	13.68%	33.91%	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	(1.01)%	55.66%	(15.36)%	18.10%	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	14.73%	17.53%	10.62%	21.05%	19.37%	(3.97)%	9.49%	12.75%	7.21%

Per share market value at the end of the period	$22.32	$24.96	$17.78	$23.73	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic common shares outstanding	47,448	40,727	30,016	22,840	19,060	18,000	16,074	16,074	15,825
Weighted-average diluted common shares outstanding	51,188	40,727	30,016	22,840	19,060	18,000	16,139	16,139	15,877
Common shares outstanding at end of period	52,913	45,051	36,076	24,959	21,005	17,998	17,503	16,162	16,011

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

16.    SUBSEQUENT EVENTS

On April 9, 2025, the Company entered into Incremental Commitment and Assumption Agreements that increased the total commitments under the accordion feature of the Corporate Credit Facility by $25 million, which increased total commitments from $485 million to $510 million. The $25 million increase was provided by two existing lenders.

On April 17, 2025, SBIC II received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The license will allow SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC II to borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital.

On April 25, 2025, the Board of Directors declared a total dividend of $0.64 per share, comprised of a regular dividend of $0.58 and a supplemental dividend of $0.06, for the quarter ending June 30, 2025. The record date for the dividend is June 13, 2025. The payment date for the dividend is June 30, 2025.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$100	$11	$—	$88	$—	$—	$(3)	$85
	First Lien		8,750	1,287	—	8,636	—	—	(1,199)	7,437
	27,000 Class A Units		—	—	—	105	—	—	(105)	—
KMS, LLC	First Lien	Distribution	2,407	41	—	2,407	—	—	—	2,407
	Delayed Draw Term Loan		2,328	45	—	2,261	—	—	—	2,261
	19,395.96 Series A Preferred Units		—	—	—	6,305	—	—	—	6,305
National Credit Care, LLC	First lien - Term Loan A	Financial Services	11,875	210	—	11,790	—	—	(508)	11,282
	First lien - Term Loan B		11,875	227	—	9,414	—	—	86	9,500
	191,049.33 Class A-3 Preferred Units		—	—	—	539	—	—	1,468	2,007
	Warrants		—	—	—	92	—	—	—	92
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	2,284	49	—	2,284	—	—	—	2,284
	First Lien - Tranche A Term Loan		11,120	—	—	2,239	—	—	7,079	9,318
	First Lien - Tranche B Term Loan		11,120	—	—	11,120	—	—	(8,006)	3,114
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$61,859	$1,870	$—	$57,280	$—	$—	$(1,188)	$56,092

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$181	$—	$—	$181	$—	$—	$—	$181
	First Lien - Term Loan A		2,933	1	—	2,933	—	—	—	2,933
	First Lien - Term Loan B		2,933	1	—	2,933	—	—	—	2,933
	6,257,941 shares of preferred stock		—	—	—	5,702	—	—	—	5,702
	617,803 shares of common stock		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	695	83	825	695	(825)	—	(10)	685
	First Lien		21,077	2,924	24,407	8,238	(11,590)	84	(378)	20,761
	Delayed Draw Term Loan		2,937	133	—	3,702	(765)	—	(44)	2,893
	1,006,045.85 Preferred Units		—	—	3,319	—	—	—	(378)	2,941
American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	5,851	8	—	5,851	—	—	—	5,851
	First Lien - Term Loan B		5,851	8	—	5,851	—	—	(878)	4,973
	21,062.03 Class A Preferred Units		—	—	—	1,843	—	—	—	1,843
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	886	220	1,569	211	(894)	—	—	886
	First Lien		3,515	388	3,123	392	—	—	(42)	3,473
	100 Class A Units		—	—	5	—	—	—	—	5
	13,898.32 Class A-1 Preferred Units		—	—	3,170	—	—	—	(138)	3,032
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	101	—	2,016	(2,000)	—	(16)	—
	First Lien		14,700	1,878	15,100	65	(400)	—	(65)	14,700
	1,000,000 Class A Units		—	26	1,781	—	—	—	24	1,805
	500,000 Class B Units		—	13	757	—	—	—	40	797
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,450	171	700	752	—	—	(2)	1,450
	First Lien		18,540	1,628	7,540	11,007	—	—	(22)	18,525
	Delayed Draw Term Loan		101	26	101	6	—	—	(6)	101
	2,620,670 Preferred Units		—	—	1,360	—	—	—	1,803	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	802	5,882	18	—	—	(20)	5,880
	1,250,000 Preferred Units		—	—	1,250	—	—	—	(212)	1,038
Crafty Apes, LLC	First Lien	Movies & Entertainment	3,833	174	—	3,673	—	—	(20)	3,653
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519.07 Class A Common Units		—	—	—	4,730	—	—	307	5,037
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	4,766	511	4,249	520	—	—	(3)	4,766
	First Lien - Term Loan B		4,985	618	4,359	626	—	—	—	4,985
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	27	—	11	—	—	(11)	—
	First lien		5,866	772	6,004	21	(138)	—	(21)	5,866
	1,000,000 Class A Preferred Units		—	—	2,064	—	—	—	683	2,747

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	—	—	(2)	—	—	2	—
	First Lien		563	135	1,000	2	(437)	—	(2)	563
	1,000 Class A units		—	—	—	—	—	—	336	336
	360.06 Class A-1 units		—	—	—	—	—	—	121	121
Gravitiq LLC	Revolving Loan	Consumer Products	—	7	—	(48)	—	—	48	—
	First Lien - Term Loan A		15,000	349	—	14,082	—	—	—	14,082
	First Lien - Term Loan B		15,000	409	—	14,082	—	—	—	14,082
	Warrants		—	—	—	1,597	—	—	—	1,597
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	573	2,468	1,767	(705)	—	(5)	3,525
	First Lien - Term Loan		13,356	2,342	13,038	776	—	—	(458)	13,356
	First Lien - Term Loan B		13,356	2,601	13,038	766	—	—	(448)	13,356
	Delayed Draw Term Loan - A		1,484	191	1,058	426	—	—	—	1,484
	Delayed Draw Term Loan - B		1,484	218	1,058	426	—	—	—	1,484
	Warrants		—	—	4,005	—	—	—	5,750	9,755
	Warrants		—	—	3,869	—	—	—	7,500	11,369
	9.25% Class A membership interest		—	383	2,374	—	—	—	6,402	8,776
iVueit, LLC	Revolving Loan	Business Services	—	1	—	(10)	—	—	10	—
	First lien		10,000	165	—	9,902	—	—	—	9,902
	Delayed Draw Term Loan		—	8	—	—	—	—	—	—
	2,000 Preferred Units		—	—	—	2,000	—	—	—	2,000

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	729	63	714	469	(469)	—	(13)	701
	First Lien		5,039	386	4,984	—	(52)	—	(90)	4,842
	Second Lien		5,208	—	4,917	—	—	—	(4,917)	—
	208,333.3333 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.9999 Common units		—	—	—	—	—	—	—	—
Outerbox, LLC	Revolving Loan	Media & Marketing	—	2	—	1	—	18	(19)	—
	First Lien		—	350	14,522	8	(14,625)	149	(54)	—
	11,008.6744 Class A common units		—	—	581	—	(581)	—	—	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	52	980	1,995	(3,000)	—	25	—
	First Lien		5,000	603	4,900	16	—	—	(151)	4,765
	Delayed Draw Term Loan		5,400	411	588	5,782	(1,000)	22	(246)	5,146
	10,667 Common units		—	—	1,384	150	—	—	(924)	610
Red Dog Operations Holding Company LLC	Revolving Loan	Consumer Services	—	5	—	(18)	—	—	18	—
	First Lien		7,500	315	—	7,429	—	—	(4)	7,425
	1,000 Class A Preferred Units		—	—	—	1,000	—	—	—	1,000
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	7	—	(3)	—	—	3	—
	First Lien		14,598	1,826	14,906	18	(308)	—	(18)	14,598
	3,364 Class A-2 Units		—	—	762	—	—	—	40	802
	1,100 Class A-1 units		—	—	183	—	—	—	13	196
	16,084 Class A units		—	—	747	—	—	—	194	941
Sonobi, Inc.	500,000 Class A Common units	Media & Marketing	—	—	1,958	—	—	—	(1,958)	—

Portfolio Company	Type of Investment (1)	Industry	March 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2024	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2025
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	7,560	—	4,914	—	—	—	(4,914)	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,376	—	—	—	385	3,761
	355,555.56 Senior Preferred units		—	—	—	356	—	—	(356)	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	735	—	7,401	—	—	(89)	7,312
	1,500,000 Class A-1 Preferred Units		—	—	—	1,500	—	—	(418)	1,082
Total Affiliate Investments			$249,046	$22,650	$190,206	$133,847	$(37,789)	$273	$6,354	$292,891
Total Control & Affiliate Investments			$310,905	$24,520	$190,206	$191,127	$(37,789)	$273	$5,166	$348,983
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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm

RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of March 31, 2025, as stated in their report which is included in Item 8 of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information

(a)None.
(b)For the period covered by this Annual Report on Form 10-K, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2025 annual meeting of shareholders (the "2025 Proxy Statement") to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2025, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2025, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2025, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the 2025 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2025, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2025 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2025, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2025	180

3.           Exhibits

Exhibit No.	Description
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

4.4	Form of Global Note with respect to the 3.375% Notes due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on August 27, 2021).

4.5
Fifth Supplemental Indenture dated as of June 14, 2023, relating to the 7.75% Notes due 2028, by and between the Company and U.S. Bank Trust Company National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 814-00061) filed on June 14, 2023).

Exhibit No.	Description
4.6	Form of Global Note with respect to the 7.75% Notes due 2028 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 814-00061) filed on June 14, 2023).

4.7
Sixth Supplemental Indenture, dated November 8, 2024, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 8, 2024).

4.8	Form of 5.125% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on November 8, 2024.

4.9
Form of SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.10	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).

4.11
Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.11 to Annual Report on Form 10-K filed on May 21, 2024).

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

10.13
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

Exhibit No.	Description
10.14
Incremental Commitment and Assumption Agreement dated November 16, 2022 among the Company, as borrower, ING Capital LLC, as Administrative Agent, the Increasing Lenders Party thereto, as Increasing Lenders and the Assuming Lenders Party thereto, as Assuming Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 16, 2022).

10.15
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

10.16
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

10.17
Incremental Commitment Agreement dated April 9, 2025, by and among Capital Southwest Corporation, as borrower, Capital Southwest Equity Investments, Inc, as a Subsidiary Guarantor, Apple Bank, as Increasing Lender, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2025).

10.18
Incremental Commitment Agreement dated April 9, 2025, by and among Capital Southwest Corporation, as Borrower, Capital Southwest Equity Investments, Inc, as a Subsidiary Guarantor, Mitsubishi HC Capital America, Inc., as Increasing Lender, and ING Capital LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 9, 2025).

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

10.24
Form of Second Amendment, dated November 2, 2021, to Third Amended and Restated Equity Distribution Agreement between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 814-00061) filed on November 2, 2021).

10.25
Form of Third Amendment, dated August 2, 2022, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2022).

10.26
Form of Fourth Amendment, dated May 21, 2024, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 21, 2024).

10.27
Form of Fifth Amendment, dated October 30, 2024, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 30, 2024).

10.28
Form of Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on May 26, 2021).

10.29
Form of Second Amendment, dated November 2, 2021, to Amended and Restated Equity Distribution Agreement between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 814-00061) filed on November 2, 2021).

Exhibit No.	Description
10.30
Form of Third Amendment, dated August 2, 2022, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 2, 2022).

10.31
Form of Fourth Amendment, dated May 21, 2024, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Citizens JMP Securities, LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 21, 2024).

10.32
Form of Fifth Amendment, dated October 30, 2024, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Citizens JMP Securities, LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 30, 2024).

10.33
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

10.34
Transition and Release Agreement, dated February 17, 2025, by and between Capital Southwest Corporation, and Bowen S. Diehl (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2025).

14*	Code of Ethics.

19*	Insider Trading Policy.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	Compensation Recoupment Policy (incorporated by reference to Annual Report on Form 10-K filed on May 21, 2024).

99.1*	Report of RSM US LLP on Senior Securities Table

99.2
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

CAPITAL SOUTHWEST CORPORATION
By:	/s/ Michael S. Sarner
Michael S. Sarner
President and Chief Executive Officer

Date:  May 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 20, 2025
David R. Brooks

/s/ Christine S. Battist	Director	May 20, 2025
Christine S. Battist

/s/ Jack D. Furst	Director	May 20, 2025
Jack D. Furst

/s/ Ramona Rogers-Windsor	Director	May 20, 2025
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 20, 2025
William R. Thomas

/s/ Michael S. Sarner	President and Chief Executive Officer	May 20, 2025
Michael S. Sarner

/s/ Chris T. Rehberger	Chief Financial Officer	May 20, 2025
Chris T. Rehberger	(Chief Financial/Accounting Officer)