Form 10-Q
period 2025-06-30
CAPITAL SOUTHWEST CORP
filed 2025-08-07
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

55,628,458 shares of Common Stock, $0.25 value per share, as of August 5, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2025	2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,438,979 and $1,403,623, respectively)	$1,449,483	$1,436,316
Affiliate investments (Cost: $287,517 and $304,824, respectively)	276,771	292,891
Control investments (Cost: $71,942 and $70,913, respectively)	53,944	56,092
Total investments (Cost: $1,798,438 and $1,779,360, respectively)	1,780,198	1,785,299
Cash and cash equivalents	46,889	43,221
Restricted cash	1,650	1,650
Receivables:
Dividends and interest	30,141	30,303
Escrow	2,003	1,926
Other	3,705	2,018
Income tax receivable	95	94
Debt issuance costs (net of accumulated amortization of $11,061 and $10,357, respectively)	8,981	9,266
Other assets	8,750	9,063
Total assets	$1,882,412	$1,882,840
Liabilities
SBA Debentures (net of $3,885 and $4,082, respectively, of unamortized debt issuance costs)	$171,115	$170,918
October 2026 Notes (net of $962 and $1,154, respectively, of unamortized debt issuance costs)	149,038	148,846
August 2028 Notes (net of $1,555 and $1,681, respectively, of unamortized debt issuance costs)	70,320	70,194
2029 Convertible Notes (net of $6,523 and $6,893, respectively, of unamortized debt issuance costs)	223,477	223,107
Credit Facilities	312,000	343,000
Other liabilities	19,136	23,038
Accrued restoration plan liability	550	555
Income tax payable	7,383	2,769
Deferred tax liability	12,919	16,780
Total liabilities	965,938	999,207

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at June 30, 2025 and March 31, 2025; issued, 55,227,370 shares at June 30, 2025 and 52,912,796 shares at March 31, 2025	13,807	13,228
Additional paid-in capital	999,728	959,123
Total distributable (loss) earnings	(97,061)	(88,718)
Total net assets	916,474	883,633
Total liabilities and net assets	$1,882,412	$1,882,840
Net asset value per share (55,227,370 shares outstanding at June 30, 2025 and 52,912,796 shares outstanding at March 31, 2025)	$16.59	$16.70

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2025	2024
Investment income:
Interest income:
Non-control/Non-affiliate investments	$41,238	$37,936
Affiliate investments	5,256	4,759
Control investments	621	292
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,076	2,473
Affiliate investments	953	578
Control investments	231	—
Dividend income:
Non-control/Non-affiliate investments	1,608	2,367
Affiliate investments	2,045	51
Control investments	24	—
Fee income:
Non-control/Non-affiliate investments	1,396	1,964
Affiliate investments	189	334
Control investments	23	58
Other income	287	542
Total investment income	55,947	51,354
Operating expenses:
Compensation	3,956	3,466
Share-based compensation	1,143	1,224
Interest	15,264	12,447
Professional fees	1,210	1,357
General and administrative	1,657	1,574
Total operating expenses	23,230	20,068
Income before taxes	32,717	31,286
Federal income, excise and other taxes	1,099	217
Deferred taxes	(271)	2,210
Total income tax provision	828	2,427
Net investment income	$31,889	$28,859
Realized gain (loss)
Non-control/Non-affiliate investments	$17,846	$804
Affiliate investments	4,087	167
Control investments	—	(260)
Income tax (provision) benefit	(6,229)	—
Total net realized gain (loss) on investments, net of tax	15,704	711
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(22,062)	(12,360)
Affiliate investments	1,058	(4,221)
Control investments	(3,176)	770
Income tax benefit	3,588	276
Total net unrealized (depreciation) appreciation on investments, net of tax	(20,592)	(15,535)
Net realized and unrealized (losses) gains on investments	(4,888)	(14,824)
Net increase in net assets from operations	$27,001	$14,035

Pre-tax net investment income per share - basic	$0.61	$0.69
Net investment income per share – basic	$0.59	$0.63
Net increase in net assets from operations – basic	$0.50	$0.31
Net increase in net assets from operations - diluted	$0.48	$0.31
Weighted average common shares outstanding – basic	53,516,995	45,665,387
Weighted average common shares outstanding – diluted	62,777,430	45,665,387

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	1,498,981	375	—	—	37,403	—	37,778
Share-based compensation	—	—	—	—	1,224	—	1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89	—	—	(89)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)	—	—	(1,844)	—	(1,862)
Dividends to shareholders	—	—	—	—	—	(29,508)	(29,508)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	28,859	28,859
Net realized gain on investments	—	—	—	—	—	711	711
Net unrealized depreciation on investments	—	—	—	—	—	(15,535)	(15,535)
Balances at June 30, 2024	46,837,511	$11,709	—	$—	$833,627	$(68,005)	$777,331

Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633
Issuance of common stock	2,034,917	509	—	—	40,663	—	41,172
Share-based compensation	—	—	—	—	1,143	—	1,143
Issuance of common stock under restricted stock plan, net of forfeitures	332,250	83	—	—	(83)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,593)	(13)	—	—	(1,107)	—	(1,120)
Dividends to shareholders	—	—	—	—	—	(35,344)	(35,344)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	31,889	31,889
Net realized gain on investments	—	—	—	—	—	15,704	15,704
Net unrealized depreciation on investments	—	—	—	—	—	(20,592)	(20,592)
Balances at June 30, 2025	55,227,370	$13,807	—	$—	$999,728	$(97,061)	$916,474

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets from operations	$27,001	$14,035
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchases and originations of investments	(94,866)	(91,236)
Proceeds from sales and repayments of debt investments in portfolio companies	73,799	95,382
Proceeds from sales and return of capital of equity investments in portfolio companies	26,303	—
Payment of accreted original issue discounts	940	1,046
Payment of accrued payment-in-kind interest	510	—
Depreciation and amortization	1,684	1,279
Net pension benefit	(17)	(17)
Realized gain on investments before income tax	(21,826)	(696)
Net unrealized depreciation on investments before income tax	24,180	15,811
Accretion of discounts on investments	(2,711)	(1,531)
Payment-in-kind interest	(3,005)	(3,591)
Share-based compensation expense	1,143	1,224
Deferred income taxes	(3,860)	1,946
Changes in other assets and liabilities:
Decrease (increase) in dividend and interest receivable	160	(1,610)
Increase in escrow receivables	(88)	—
Increase in tax receivable	—	(43)
Decrease (increase) in other receivables	102	(442)
Decrease in other assets	333	480
Increase in taxes payable	4,615	167
Decrease in other liabilities	(3,904)	(1,079)
Net cash provided by operating activities	30,493	31,125
Cash flows from investing activities
Acquisition of fixed assets	(141)	(25)
Net cash used in investing activities	(141)	(25)
Cash flows from financing activities
Proceeds from common stock offering	41,197	37,792
Borrowings under Credit Facilities	49,000	74,000
Repayments of Credit Facilities	(80,000)	(110,000)
Debt issuance costs paid	(417)	(496)
Dividends to shareholders	(35,344)	(29,508)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,120)	(1,862)
Net cash used in financing activities	(26,684)	(30,074)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,668	1,026
Cash and cash equivalents at beginning of period	44,871	32,273
Cash, cash equivalents and restricted cash at end of period	$48,539	$33,299
Supplemental cash flow disclosures:
Cash paid for income taxes	$2,717	$115
Cash paid for interest	14,846	9,274

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three Months Ended June 30,
	2025	2024
Cash and cash equivalents	$46,889	$33,299
Restricted cash	1,650	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$48,539	$33,299

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Aerospace & Defense
STELLANT MIDCO, LLC	First Lien	9.93%	SOFR (M)	5.50%	0.75%		3/7/2024	10/2/2028	$1,771	$1,761	$1,762
	First Lien	10.18%	SOFR (M)	5.75%	0.75%		3/7/2024	10/2/2028	786	774	782
										2,535	2,544
Subtotal: Aerospace & Defense										2,535	2,544		0.28%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	16.30%	SOFR (Q)	12.00%	2.00%	2.00%	4/15/2024	4/13/2029	100	88	80	(7)(10)
	First Lien	16.30%	SOFR (Q)	12.00%	2.00%	2.00%	4/15/2024	4/13/2029	8,750	8,642	7,000	(7)
										8,730	7,080
Subtotal: Building & Infrastructure Products										8,730	7,080		0.77%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	12.43%	SOFR (M)	8.00%	2.00%	12.43%	12/20/2022	12/31/2026	4,910	4,898	4,910	(6)
	First Lien - Term Loan B	13.43%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										9,861	9,895
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(25)	—
	First Lien - Term Loan A	11.56%	SOFR (Q)	7.00%	2.00%	7.00%	12/15/2022	12/15/2027	7,213	7,132	5,770
	First Lien - Term Loan B	13.56%	SOFR (Q)	9.00%	2.00%	9.00%	12/15/2022	12/15/2027	7,248	7,165	5,799
										14,272	11,569
IVUEIT, LLC	Revolving Loan	10.28%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	250	241	248	(6)(10)
	First Lien	10.30%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,906	9,910	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										10,147	10,158
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(8)	—	(10)
	First Lien	11.20%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,293	4,272	4,293
										4,264	4,293
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.56%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	14,800	14,635	14,800

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WINTER SERVICES OPERATIONS, LLC	Revolving Loan		SOFR	8.00%	1.00%		11/19/2021	11/19/2026	—	(57)	—	(10)
	First Lien - Term Loan A	11.56%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2026	14,479	14,315	14,407
	First Lien - Term Loan B	13.56%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2026	14,479	14,318	14,407
	Delayed Draw Term Loan	12.56%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	3,748	3,693	3,730
										32,269	32,544
Subtotal: Business Services										85,448	83,259		9.08%
Commerical Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan		SOFR	5.50%	1.50%		9/19/2024	9/19/2029	—	(45)	—	(10)
	First Lien	9.80%	SOFR (Q)	5.50%	1.50%		9/19/2024	9/19/2029	31,737	31,157	31,515
	Delayed Draw Term Loan	9.80%	SOFR (Q)	5.50%	1.50%		10/31/2024	9/19/2029	2,798	2,720	2,779	(10)
										33,832	34,294
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(29)	—	(10)
	First Lien - Term Loan A	9.05%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,895	14,895
	First Lien - Term Loan B	11.05%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,894	14,895
										29,760	29,790
Subtotal: Commerical Services & Supplies										63,592	64,084		6.99%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note					6.00%	7/15/2020	12/31/2026	173	173	173
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(45)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	14,906	14,028	14,608	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	14,906	14,025	14,608	(6)
										28,008	29,216
HEAT TRAK, LLC	First Lien - Term Loan A	14.45%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,564	9,775
	First Lien - Term Loan E	14.45%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										13,064	12,275
HYBRID PROMOTIONS, LLC	Second Lien	12.55%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,854	15,919	(15)
LASH OPCO, LLC	Revolving Loan	12.13%	SOFR (Q)	7.75%	1.00%	5.10%	12/29/2021	9/17/2027	877	869	833
	First Lien	12.13%	SOFR (Q)	7.75%	1.00%	5.10%	12/29/2021	9/17/2027	17,840	17,664	16,948
										18,533	17,781

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
REVO BRANDS, INC.	Revolving Loan	11.80%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	3,400	3,296	3,298	(10)(20)
	First Lien - Term Loan A	10.80%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,678	10,509	10,358
	First Lien - Term Loan B	11.80%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,678	10,508	10,358
	First Lien - Term Loan C	12.80%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,678	10,507	10,358
										34,820	34,372
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	10.58%	SOFR (Q)	6.25%	1.50%		3/22/2024	3/21/2029	1,800	1,740	1,800	(10)(20)
	First Lien - Term Loan A	9.55%	SOFR (Q)	5.25%	1.50%		3/22/2024	3/21/2029	15,061	14,820	15,061
	First Lien - Term Loan B	11.55%	SOFR (Q)	7.25%	1.50%		3/22/2024	3/21/2029	15,061	14,818	15,061
	First Lien	10.55%	SOFR (Q)	6.25%	1.50%		1/2/2025	3/21/2029	6,000	5,946	6,000
										37,324	37,922
Subtotal: Consumer Products										147,776	147,658		16.11%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.83%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	682	689	(10)
	First Lien	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	21,024	20,804	20,855
	Delayed Draw Term Loan	9.82%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	4,839	4,839	4,801	(10)(20)
										26,325	26,345
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(14)	—	(10)
	First Lien - Term Loan A	11.56%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,174	11,272
	First Lien - Term Loan B	13.56%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,174	11,272
										26,334	22,544
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	7.00%	1.50%		7/26/2024	11/27/2028	—	(19)	—	(10)
	First Lien	11.43%	SOFR (M)	7.00%	1.50%		7/26/2024	11/27/2028	14,998	14,697	14,143
										14,678	14,143
LIFT BRANDS, INC.	Tranche A Term Loan	11.93%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,313	2,313	2,309
	Tranche B Term Loan					9.50%	2/1/2024	9/30/2026	744	744	709
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	523
										3,606	3,541

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	5.75%	2.00%		5/15/2025	5/15/2030	—	(19)	—	(10)
	First Lien	10.08%	SOFR (Q)	5.75%	2.00%		5/15/2025	5/15/2030	10,000	9,902	9,902
										9,883	9,902
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(22)	—	(6)(10)
	First Lien	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,924	4,765	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,267	5,146	(6)(10)
										10,169	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(18)	—	(6)(10)
	First Lien	10.80%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	9,700	9,611	9,603	(6)(20)
										9,593	9,603
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(74)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,241	16,500
										16,167	16,500
WASH & WAX SYSTEMS LLC	Revolving Loan	9.78%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	9	—	9	(10)
	First Lien	9.78%	SOFR (Q)	5.50%	1.00%	9.78%	4/30/2025	4/30/2028	6,716	6,591	6,716
	First Lien					12.00%	4/30/2025	7/30/2028	4,479	4,479	3,807
										11,070	10,532
Subtotal: Consumer Services										127,825	123,021		13.42%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan	9.43%	SOFR (S)	5.00%	1.00%		2/22/2024	6/10/2028	217	215	217	(10)
	First Lien	9.45%	SOFR (Q)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,074	2,093
										2,289	2,310
Subtotal: Data Processing & Outsourced Services										2,289	2,310		0.25%
Distribution
KMS, LLC	First Lien					12.50%	2/10/2025	9/29/2028	2,484	2,484	2,360	(7)(15)
	Delayed Draw Term Loan					12.50%	2/10/2025	9/29/2028	2,408	2,344	2,288	(7)(10)(15)
										4,828	4,648
Subtotal: Distribution										4,828	4,648		0.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.80%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	2,000	1,957	1,984	(10)
	First Lien - Term Loan A	10.80%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,397	11,408
	First Lien - Term Loan B	12.80%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,396	11,396
	Delayed Draw Term Loan		SOFR	7.50%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										24,750	24,788
STUDENT RESOURCE CENTER LLC	First Lien					8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										34,253	28,549		3.12%
Energy Services
ACE GATHERING, INC.	First Lien	11.06%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	3,743	3,721	3,743	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	12.78%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	2,389	2,360	2,372	(9)(10)(20)(22)
	First Lien	12.84%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	5,722	5,655	5,682	(9)(22)
										8,015	8,054
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(22)	—	(10)
	First Lien	12.45%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,716	10,653	10,716
										10,631	10,716
Subtotal: Energy Services										22,367	22,513		2.46%
Environmental Services
ARBORWORKS, LLC	Revolving Loan					15.00%	11/6/2023	11/6/2028	920	920	920	(6)(10)
	First Lien	10.91%	SOFR (M)	6.50%	1.00%	10.91%	11/6/2023	11/6/2028	3,616	3,616	3,616	(6)
										4,536	4,536
ISLAND PUMP AND TANK, LLC	Revolving Loan	11.57%	SOFR (Q)	7.00%	2.00%		3/2/2023	5/17/2029	1,391	1,350	1,391	(10)(20)
	First Lien - Term Loan A	10.56%	SOFR (Q)	6.00%	2.00%		2/23/2024	5/17/2029	12,218	12,057	12,218
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.00%	2.00%		2/23/2024	5/17/2029	12,218	12,057	12,218
	First Lien - Term Loan C	12.56%	SOFR (Q)	8.00%	2.00%		2/23/2024	5/17/2029	12,218	12,052	12,218
										37,516	38,045
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%					12/31/2021	12/31/2026	—	—	—	(6)(10)
	First Lien	7.50%					12/31/2021	12/31/2026	5,026	5,026	4,936	(6)
	Second Lien					10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,234	4,936
Subtotal: Environmental Services										52,286	47,517		5.18%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.82%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,250	23,933	24,250
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.80%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,892	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%					12/23/2021	2/25/2030	11,875	11,692	11,281	(7)
	First Lien - Term Loan B	4.50%					12/23/2021	2/25/2030	11,875	11,690	9,500	(7)
										23,382	20,781
NINJATRADER, LLC	First Lien	10.93%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	46,573	46,530	46,200
Subtotal: Financial Services										103,737	101,231		11.05%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.95%	SOFR (Q)	8.50%	1.00%	12.95%	3/28/2025	3/28/2028	5,859	5,859	5,859	(6)
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%	12.95%	3/28/2025	3/28/2028	5,859	5,859	4,980	(6)
										11,718	10,839
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.84%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,060	14,197	(20)
	First Lien - Term Loan B	11.84%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	14,026	14,197	(20)
	First Lien - Term Loan C	12.84%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	14,027	14,197	(20)
										42,113	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	454	443	409	(10)(20)
	First Lien	11.43%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,856	3,799	3,471	(20)
										4,242	3,880
MAMMOTH BORROWCO, INC.	Revolving Loan	10.54%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,850	2,786	2,707	(10)(20)
	First Lien - Term Loan A	9.58%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,541	10,344	10,014
	First Lien - Term Loan B	11.58%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,541	10,342	10,014
	Delayed Draw Term Loan	10.56%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,846	2,786	2,704	(20)
										26,258	25,439
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(29)	—
	First Lien	13.45%	SOFR (Q)	9.00%	1.00%	13.45%	8/10/2021	2/10/2027	23,325	23,135	22,159
										23,106	22,159

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEW SKINNY MIXES, LLC	Revolving Loan	12.49%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	2,000	1,960	2,000	(10)(20)
	First Lien	12.50%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,850	13,000
										14,810	15,000
Subtotal: Food, Agriculture & Beverage										122,247	119,908		13.08%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.30%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,750	1,723	1,750	(6)(10)(20)
	First Lien	11.30%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	18,540	18,381	18,540	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	101	89	101	(6)
										20,193	20,391
COMMAND GROUP ACQUISITION, LLC	First Lien	11.80%	SOFR (Q)	7.50%	2.00%		2/15/2024	2/15/2029	6,000	5,905	6,000	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.50%	2.00%		6/7/2023	6/7/2028	—	(23)	—	(10)
	First Lien	11.06%	SOFR (Q)	6.50%	2.00%		6/7/2023	6/7/2028	17,000	16,840	17,000
										16,817	17,000
SCRIP, INC.	First Lien	12.44%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,882	17,834	16,094
Subtotal: Healthcare Equipment & Supplies										60,749	59,485		6.49%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.50%	1.00%		6/6/2022	6/7/2027	—	(14)	—	(10)
	First Lien	10.92%	SOFR (S)	6.50%	1.00%		6/6/2022	6/7/2027	19,422	19,243	18,839
										19,229	18,839
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(15)	—	(10)
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	12,988	12,862	12,936	(20)
										12,847	12,936
Subtotal: Healthcare Products										32,076	31,775		3.47%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien					18.00%	12/11/2020	6/2/2027	189	189	189	(6)
	First Lien - Term Loan A					10.00%	3/31/2025	6/2/2027	3,008	3,008	3,008	(6)
	First Lien - Term Loan B					12.00%	3/31/2025	6/2/2027	3,023	3,023	2,570	(6)
	Delayed Draw Term Loan					10.00%	4/1/2025	6/2/2027	748	748	748	(6)(10)
										6,968	6,515

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CAVALIER BUYER, INC.	First Lien	11.30%	SOFR (Q)	7.00%	2.00%		2/10/2023	2/10/2028	10,500	10,397	10,490	(20)
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(27)	—	(10)
	First Lien - Term Loan A	10.80%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	5,500	5,419	5,500
	First Lien - Term Loan B	12.80%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	5,500	5,419	5,500
										10,811	11,000
CITYVET INC.	First Lien	11.40%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,443	35,000
CUMBRIA CAPITAL MSO, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/28/2024	10/29/2029	—	(13)	—	(10)
	First Lien	10.80%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,352	5,400
	Delayed Draw Term Loan	10.80%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,001	992	1,001	(10)
										6,331	6,401
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	772	766	702
	First Lien	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,273	8,135	7,528
										8,901	8,230
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(13)	—	(10)
	First Lien - Term Loan A	10.80%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,392	7,448
	First Lien - Term Loan B	12.80%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,391	7,440
										14,770	14,888
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(27)	—	(10)
	First Lien - Term Loan A	9.80%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,977	7,978
	First Lien - Term Loan B	11.80%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,976	7,978
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										15,926	15,956

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.95%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	3,000	2,977	3,000	(10)
	First Lien - Term Loan A	10.95%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,382	7,353	7,382
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,382	7,353	7,382
	First Lien - Term Loan C	14.45%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,118	5,075	5,118
	First Lien - Term Loan D	11.95%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,899	12,775	12,899
										35,533	35,781
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(1)	—	(6)(10)
	First Lien	11.45%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,599	14,599	14,599	(6)
										14,598	14,599
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan					7.00%	12/23/2024	12/31/2029	3,130	3,130	3,130	(7)
	First Lien - Tranche A Term Loan					6.00%	3/31/2025	12/31/2029	11,120	11,104	9,474	(7)(16)
	First Lien - Tranche B Term Loan					8.00%	3/31/2025	12/31/2029	11,120	11,120	—	(7)(16)
										25,354	12,604
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	979	993	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,377	17,377
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(80)	—	(10)
										18,276	18,370
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.55%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,406	7,350	(6)
Subtotal: Healthcare Services										209,714	197,184		21.52%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.44%	SOFR (M)	6.00%	1.50%		1/3/2023	9/30/2026	6,500	6,450	6,500	(15)
	First Lien - Term Loan B	12.44%	SOFR (M)	8.00%	1.50%		1/3/2023	9/30/2026	6,500	6,450	6,500	(15)
	First Lien - Term Loan C	10.44%	SOFR (M)	6.00%	1.50%		10/2/2024	9/30/2026	7,810	7,759	7,810	(15)
	First Lien - Term Loan D	12.44%	SOFR (M)	8.00%	1.50%		10/2/2024	9/30/2026	7,810	7,758	7,810	(15)
										28,417	28,620

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(18)	—	(10)
	First Lien	12.30%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	7,900	7,826	7,821
										7,808	7,821
SUREKAP, LLC	First Lien - Term Loan A	9.28%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,939	18,707
	First Lien - Term Loan B	11.28%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,938	18,707
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,877	37,414
Subtotal: Industrial Machinery										74,103	73,855		8.06%
Industrial Products
DAMOTECH INC.	Revolving Loan		SOFR	5.50%	2.00%		7/7/2023	7/7/2028	—	(36)	—	(9)(22)(10)
	First Lien - Term Loan A	8.95%	SOFR (Q)	4.50%	2.00%		7/7/2023	7/7/2028	5,100	5,031	5,100	(9)(22)
	First Lien - Term Loan B	10.95%	SOFR (Q)	6.50%	2.00%		7/7/2023	7/7/2028	5,100	5,030	5,100	(9)(22)
	Delayed Draw Term Loan	9.95%	SOFR (Q)	5.50%	2.00%		7/7/2023	7/7/2028	3,000	2,952	3,000	(9)(22)
										12,977	13,200
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	9.00%	2.00%		1/30/2023	1/31/2028	—	(31)	—	(6)(10)
	First Lien	11.56%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,831	5,758	5,831	(6)(19)
										5,727	5,831
LLFLEX, LLC	First Lien	12.45%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,152	10,091	7,614	(15)
SERVERLIFT, LLC	Revolving Loan	10.05%	SOFR (Q)	5.75%	2.00%		12/31/2024	12/31/2029	1,000	961	1,000	(10)
	First Lien - Term Loan A	9.05%	SOFR (Q)	4.75%	2.00%		12/31/2024	12/31/2029	16,000	15,871	16,000
	First Lien - Term Loan B	11.05%	SOFR (Q)	6.75%	2.00%		12/31/2024	12/31/2029	16,000	15,871	16,000
										32,703	33,000
Subtotal: Industrial Products										61,498	59,645		6.51%
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.18%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	314	330	(10)
	First Lien	10.12%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	11,666	11,517	11,666	(20)
	Delayed Draw Term Loan	10.15%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	743	728	743	(10)
										12,559	12,739

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MISSION CRITICAL GROUP, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/18/2025	4/17/2030	—	(38)	—	(10)
	First Lien	10.28%	SOFR (M)	6.00%	1.00%		6/18/2025	4/17/2030	11,005	10,786	10,786
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		6/18/2025	4/17/2030	—	(45)	—	(10)
										10,703	10,786
UPS INTERMEDIATE, LLC	First Lien	10.33%	SOFR (M)	6.00%	1.00%		7/31/2024	7/27/2029	9,900	9,729	9,702	(15)
Subtotal: Industrial Services										32,991	33,227		3.63%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	846	798	846	(10)
	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	26,188	26,029	26,187	(19)
										26,827	27,033
ACCELERATION PARTNERS	First Lien	12.34%	SOFR (Q)	7.89%	1.00%		12/1/2020	12/31/2026	19,749	19,588	19,749	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	11.45%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	777	800	(9)(10)(22)
	First Lien - Term Loan A	10.45%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,843	8,729	8,843	(9)(22)
	First Lien - Term Loan B	12.45%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,843	8,727	8,843	(9)(22)
										18,233	18,486
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(22)	—	(10)
	First Lien - Term Loan A	10.45%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,777	6,705	6,682
	First Lien - Term Loan B	10.45%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,777	6,705	6,682
	First Lien - Term Loan C	10.45%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,471	11,376	11,310
	Delayed Draw Term Loan	10.45%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,602	3,548	3,551	(10)
	Promissory Note			13.57%			12/7/2022	12/6/2028	385	385	385
										28,697	28,610
FMT SOLUTIONS, LLC	First Lien	11.80%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,689	6,696
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	6.00%	1.50%		12/1/2023	12/1/2028	—	(21)	—	(10)
	First Lien - Term Loan A	9.29%	SOFR (Q)	5.00%	1.50%		12/1/2023	12/1/2028	7,500	7,433	7,500	(20)
	First Lien - Term Loan B	11.29%	SOFR (Q)	7.00%	1.50%		12/1/2023	12/1/2028	7,500	7,432	7,500	(20)
	Delayed Draw Term Loan	10.28%	SOFR (Q)	6.00%	1.50%		4/3/2025	12/1/2028	4,000	3,910	4,000	(10)
										18,754	19,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SOCIALSEO, LLC	Revolving Loan	11.32%	SOFR (M)	7.00%	2.00%		3/6/2025	6/24/2027	700	674	694	(10)
	First Lien - Term Loan A	10.32%	SOFR (M)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,036	10,034
	First Lien - Term Loan B	12.32%	SOFR (M)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,036	10,034
										20,746	20,762
Subtotal: Media & Marketing										139,534	140,336		15.31%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.88%	SOFR (M)	6.50%	1.00%	10.88%	11/20/2024	6/1/2027	3,941	3,797	3,755	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,797	3,755
Subtotal: Movies & Entertainment										3,797	3,755		0.41%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.00%	1.00%		11/28/2023	11/20/2026	—	(14)	—	(10)
	First Lien - Term Loan A	11.42%	SOFR (M)	7.00%	1.00%		11/28/2023	11/20/2026	4,811	4,790	4,811
	First Lien - Term Loan B	13.42%	SOFR (M)	9.00%	1.00%		11/28/2023	11/20/2026	4,811	4,789	4,811
	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/28/2023	11/20/2026	4,925	4,873	4,925
	Delayed Draw Term Loan	12.42%	SOFR (M)	8.00%	1.00%		3/16/2018	11/20/2026	4,215	4,182	4,215
										18,620	18,762
STATINMED, LLC	First Lien	13.93%	SOFR (M)	9.50%	2.00%	13.93%	7/1/2022	7/1/2027	7,560	7,560	—	(6)(16)
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										26,180	18,762		2.05%
Research & Consulting Services
ENSTOA, INC.	First Lien	10.28%	SOFR (Q)	6.00%	1.00%		5/1/2025	5/1/2030	9,329	9,170	9,170
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		5/1/2025	5/1/2030	—	(90)	—	(10)
										9,080	9,170
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(56)	—	(10)
	First Lien - Term Loan A	9.20%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,805	15,000
	First Lien - Term Loan B	11.20%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,807	15,000
										29,556	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(9)	—	(10)
	First Lien	10.80%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,964	4,000
										3,955	4,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Subtotal: Research & Consulting Services										42,591	43,170		4.71%
Restaurants
ONE GROUP, LLC	First Lien	10.94%	SOFR (M)	6.50%	1.00%		2/22/2024	10/29/2026	9,593	9,541	9,593
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		2/22/2024	10/29/2026	—	—	—	(10)
										9,541	9,593
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(19)	—	(10)
	First Lien - Term Loan A	10.80%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,885	8,000
	First Lien - Term Loan B	12.80%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,884	8,000
										15,750	16,000
Subtotal: Restaurants										25,291	25,593		2.79%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(19)	—
	First Lien - Term Loan A	12.56%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,823	9,000
										9,804	9,000
CADMIUM, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		1/7/2022	12/22/2026	615	614	601
	First Lien	12.56%	SOFR (Q)	8.00%	1.00%	4.00%	1/7/2022	12/22/2026	8,052	8,024	7,859
										8,638	8,460
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(6)	—	(6)(10)
	First Lien	13.95%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	375	375	375	(6)
										369	375
INFOGAIN CORPORATION	First Lien	10.18%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,663	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(10)	—	(10)
	First Lien	11.56%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,794	3,816
										3,784	3,816
ZENFOLIO INC.	Revolving Loan	12.18%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	2,500	2,487	2,500	(10)
	First Lien	12.18%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	19,646	19,543	19,646
										22,030	22,146
Subtotal: Software & IT Services										48,288	47,489		5.18%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.57%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	1,750	1,721	1,750	(10)(20)
	First Lien - Term Loan A	9.56%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	9,250	9,162	9,250
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,164	9,250
										20,047	20,250

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/15/2026	—	(21)	—	(6)(10)
	First Lien	11.45%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/15/2026	14,477	14,386	14,477	(6)
										14,365	14,477
Subtotal: Specialty Retail										34,413	34,727		3.79%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.73%	SOFR (Q)	6.25%	1.00%		3/12/2024	12/29/2027	3,381	3,355	2,367
TRAFERA, LLC	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		9/30/2020	9/30/2027	5,550	5,535	5,422	(15)
Subtotal: Technology Products & Components										8,890	7,789		0.85%
Telecommunications
BROAD SKY NETWORKS LLC						20.00%	4/19/2024	12/13/2028	125	125	125	(9)(13)
LOGIX HOLDING COMPANY, LLC	First Lien	11.73%	SOFR (Q)	7.50%	2.00%	2.75%	3/11/2024	12/31/2028	2,307	2,307	1,961
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,621	2,275
MERCURY ACQUISITION 2021, LLC	First Lien	12.56%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,876	10,858
	Second Lien	15.56%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	1,464	(16)
										15,781	12,322
U.S. TELEPACIFIC CORP.	First Lien	12.47%	SOFR(Q)	8.00%	1.00%	7.00%	3/19/2024	5/2/2026	2,585	2,585	1,034
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,815	1,092
Subtotal: Telecommunications										21,342	15,814		1.73%
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.43%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,159	6,141	4,311
GUARDIAN FLEET SERVICES, INC.	First Lien	13.45%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	16,364	15,978	16,118
ITA HOLDINGS GROUP, LLC	Revolving Loan	11.45%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,478	3,525	(6)
	First Lien - Term Loan A	11.45%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,560	14,840	(6)
	First Lien - Term Loan B	11.45%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,524	14,840	(6)
	First Lien - Term Loan C	11.45%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	5,288	5,288	5,288	(6)
	Delayed Draw Term Loan		SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	—	—	—	(6)(10)
										35,850	38,493

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LAB LOGISTICS, LLC	Revolving Loan	11.84%	SOFR (M)	7.25%	1.00%		9/17/2024	12/31/2025	279	279	279	(20)
	First Lien	11.84%	SOFR (M)	7.25%	1.00%		2/22/2024	12/31/2025	7,856	7,855	7,856
										8,134	8,135
Subtotal: Transportation & Logistics										66,103	67,057		7.32%
Total: Debt Investments										$1,665,473	$1,613,985		176.11%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,232	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 LP Units	5/17/2022	1,000	1,445	(9)(13)
	211,862.61	Class D-4 LP Units	10/31/2022	212	285	(9)(13)
	211,465.87	Class D-5 LP Units	1/10/2023	211	277	(9)(13)
				1,423	2,007
Subtotal: Business Services				6,641	5,922		0.65%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Units	9/19/2024	725	1,500	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
Subtotal: Commercial Services & Supplies				1,625	2,400		0.26%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	3,060
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	2,192	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	730	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,673	(9)(13)(22)
				636	2,403
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(11)(13)
Subtotal: Consumer Products				7,020	8,931		0.97%
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	237	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	237
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	441	(9)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
LIFT BRANDS, INC.	1,051	shares of common stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	610	(6)(9)(13)
RED DOG OPERATIONS HOLDING COMPANY LLC	1,244.44	Class A Units	11/15/2024	1,244	1,025	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	682	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	3,951
Subtotal: Consumer Services				9,085	7,209		0.79%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	Shares of Common Stock	3/9/2017	900	618
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	6,305	(7)
Subtotal: Distribution				7,205	6,923		0.76%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	3,785	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	3,790
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	2,909	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,911	6,699		0.73%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,036	(7)(9)(11)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	490	(7)(9)(13)
				2,092	2,526

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	13,531		1.48%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	1,194	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	1,194
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,537	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	239	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	3,662		0.40%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,351	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	2,440	(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	439
Subtotal: Healthcare Equipment & Supplies				4,474	7,393		0.81%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				600	263		0.03%
Healthcare Services
AAC NEW HOLDCO INC.	11,909,273.85	shares of preferred stock	3/31/2025	5,702	3,108	(6)
	617,803	shares of common stock	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	3,108
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	41	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	837	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	837
CDC DENTAL MANAGEMENT CO., LLC	1,568.70	Class Y Preferred Units	10/31/2023	1,000	1,340	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Preferred Units	9/29/2023	1,000	966	(9)(13)
OPCO BORROWER, LLC	1,111.11	shares of common stock	4/26/2024	207	1,006	(11)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	1,126	(6)(9)(13)
Subtotal: Healthcare Services				20,294	10,315		1.13%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	909	(9)(13)
Subtotal: Industrial Machinery				1,500	1,909		0.21%
Industrial Products
DAMOTECH INC.	1,127	Preferred Units	7/7/2023	1,127	1,416	(9)(13)(22)
	1,127	Class A Common Units	7/7/2023	—	3,003	(9)(13)(22)
				1,127	4,419
GPT INDUSTRIES, LLC	1,000,000	Class A Preferred Units	1/30/2023	1,000	2,919	(6)(9)(11)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	898	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,468.70	Class A Units	12/31/2021	1,988	8,841	(9)(13)
Subtotal: Industrial Products				4,615	17,077		1.86%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,363	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,363
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615.156	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	838	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,302	838
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	588	960	(9)(10)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				7,351	7,650		0.83%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Units	11/20/2024	4,730	5,037	(6)
Subtotal: Movies & Entertainment				4,730	5,037		0.55%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Class A Common Units	11/15/2017	1,753	5,787	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	5,787		0.63%
Research & Consulting Services
ENSTOA, INC.	100,000	Class A Units	5/1/2025	1,000	1,000	(9)(13)
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,585	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				2,833	3,085		0.34%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	336	(6)
	360.06	Class A-1 Units	1/10/2022	360	121	(6)
				1,360	457
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,083
	166,667	Series A-1 Preferred Units	6/7/2023	167	725
				1,167	1,808
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,192	(9)(13)
Subtotal: Software & IT Services				5,125	5,009		0.55%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,220	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,805	(6)(9)(13)
	500,000	Class B Units	10/15/2021	500	797	(6)(9)(10)(13)
				1,500	2,602
Subtotal: Specialty Retail				2,500	3,822		0.42%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,302	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	1,841		0.20%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) June 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,597	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	146	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
				1,340	1,981
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(9)(13)
Subtotal: Telecommunications				1,340	1,981		0.22%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,649	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	118	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	66	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	66	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	26	(9)(13)
		Warrants (Expiration - April 2, 2035)	12/18/2024	145	145	(9)(13)
				2,291	3,070
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	10,640	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	12,637	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	9,963	(6)(9)(11)(13)
				5,829	33,240
Subtotal: Transportation & Logistics				8,120	36,310		3.96%
Total: Equity Investments				$129,508	$162,756		17.76%

Other Financial Instruments
Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	3,457	3,457	(9)(13)
Subtotal: Financial Services				3,457	3,457		0.38%
Total: Other Financial Instruments				$3,457	$3,457		0.38%

Total Investments				$1,798,438	$1,780,198		194.24%

(1)All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted. All amounts are stated in U.S. Dollars.
(2)All of the Company’s investments, the investments of Capital Southwest SPV LLC ("SPV") and the investments of SBIC I (as defined below) are pledged as collateral for the Company’s senior secured revolving credit facility, the SPV's financing credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP, the Company's wholly-owned subsidiary that operates as a small business investment company ("SBIC I"), respectively.
(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at June 30, 2025. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
(4)The Company's investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the valuation committee comprised of certain officers of the Company (the "Valuation Committee") as the valuation designee of the Board of Directors (the "Valuation Designee") pursuant to Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”), using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At June 30, 2025, the Company held $1,449.5 million of non-control/non-affiliate investments, which represented approximately 81.4% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 158.1%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2025, the Company held $276.8 million of affiliate investments, which represented approximately 15.6% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 30.2%.
(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At June 30, 2025, the Company held $53.9 million of control investments, which represented approximately 3.0% of the Company's investment assets. The fair value of these investments as a percent of net assets is 5.9%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of June 30, 2025, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, approximately 9.2% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of June 30, 2025. Refer to Note 11 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of June 30, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $103.8 million; cumulative gross unrealized depreciation for federal income tax purposes was $119.7 million. Cumulative net unrealized depreciation was $15.9 million, based on a tax cost of $1,796.1 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of June 30, 2025, represented 194.2% of the Company's net assets or 94.6% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.

(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of June 30, 2025, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of June 30, 2025.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
As of June 30, 2025, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan		SOFR	7.50%	2.00%		4/21/2023	4/21/2028	$—	$(73)	$—	(10)
	First Lien - Term Loan A	10.98%	SOFR (Q)	6.50%	2.00%		4/21/2023	4/21/2028	17,500	17,182	17,500
	First Lien - Term Loan B	12.98%	SOFR (Q)	8.50%	2.00%		4/21/2023	4/21/2028	17,500	17,184	17,500
	First Lien	11.94%	SOFR (Q)	7.50%	2.00%		10/31/2024	4/21/2028	17,500	17,263	17,500
										51,556	52,500
STELLANT MIDCO, LLC	First Lien	9.92%	SOFR (M)	5.50%	0.75%		3/7/2024	10/2/2028	1,776	1,765	1,767
	First Lien	10.17%	SOFR (M)	5.75%	0.75%		3/7/2024	10/2/2028	788	776	784
										2,541	2,551
Subtotal: Aerospace & Defense										54,097	55,051		6.23%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	14.30%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	100	88	85	(7)(10)
	First Lien	14.31%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	8,750	8,637	7,437	(7)
										8,725	7,522
Subtotal: Building & Infrastructure Products										8,725	7,522		0.85%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.92%	SOFR (M)	7.50%	2.00%	11.92%	12/20/2022	12/31/2026	4,766	4,753	4,766	(6)
	First Lien - Term Loan B	13.92%	SOFR (M)	9.50%	2.00%	13.92%	12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										9,716	9,751
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(27)	—
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	2.00%	7.00%	12/15/2022	12/15/2027	7,099	7,012	6,105
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	2.00%	9.00%	12/15/2022	12/15/2027	7,099	7,010	6,105
										13,995	12,210
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(10)	—	(6)(10)
	First Lien	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,902	9,902	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,892	9,902
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(11)	—	(10)
	First Lien	11.21%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,312	4,286	4,312
										4,275	4,312

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.57%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	14,800	14,625	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	5,333	5,266	5,205	(10)(20)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2026	14,479	14,290	14,132
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2026	14,479	14,294	14,132
	Delayed Draw Term Loan	12.57%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	3,748	3,691	3,659
										37,541	37,128
Subtotal: Business Services										90,044	88,103		9.97%
Commerical Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan		SOFR	6.00%	1.50%		9/19/2024	9/19/2029	—	(47)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		9/19/2024	9/19/2029	26,557	26,054	26,348
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		10/31/2024	9/19/2029	—	(48)	—	(10)
										25,959	26,348

VP MOVE PURCHASER, INC.	Revolving Loan	10.08%	SOFR (Q)	5.75%	2.00%		2/3/2025	2/4/2030	300	269	269	(10)
	First Lien - Term Loan A	9.04%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
	First Lien - Term Loan B	11.04%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
										30,049	30,049
Subtotal: Commerical Services & Supplies										56,008	56,397		6.38%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note					6.00%	7/15/2020	12/31/2026	173	173	173

GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(48)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
										28,116	28,164
HEAT TRAK, LLC	First Lien - Term Loan A	14.46%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,480	9,775
	First Lien - Term Loan E	14.45%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										12,980	12,275
HYBRID PROMOTIONS, LLC	Second Lien	12.56%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,841	15,871	(15)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LASH OPCO, LLC	Revolving Loan	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	866	863	823
	First Lien	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	17,618	17,448	16,737
										18,311	17,560
REVO BRANDS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	2,700	2,590	2,697	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan C	12.81%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,776	10,595	10,581
										34,377	34,464
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan		SOFR	6.00%	1.50%		3/22/2024	3/21/2029	—	(64)	—	(10)
	First Lien - Term Loan A	9.31%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	15,099	14,845	15,099
	First Lien - Term Loan B	11.31%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	15,099	14,843	15,099
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,943	5,943
										35,567	36,141
Subtotal: Consumer Products										145,365	144,648		16.37%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	682	685	(6)(10)
	First Lien	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	21,077	20,849	20,761	(6)
	Delayed Draw Term Loan	9.81%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	2,937	2,937	2,893	(6)(10)
										24,468	24,339
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(17)	—	(10)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,155	11,802
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,155	11,802
										26,293	23,604
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan10		SOFR	6.75%	1.50%		7/26/2024	11/27/2028	—	(20)	—	(10)
	First Lien	11.17%	SOFR (M)	6.75%	1.50%		7/26/2024	11/27/2028	15,353	15,034	14,739
										15,014	14,739
LIFT BRANDS, INC.	Tranche A Term Loan	11.92%	SOFR (M)	7.50%	1.00%		2/1/2024	6/29/2025	2,426	2,426	2,422
	Tranche B Term Loan					9.50%	2/1/2024	6/29/2025	727	727	693
	Tranche C Loan	—%					2/1/2024	6/29/2025	565	565	538
										3,718	3,653

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(24)	—	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,920	4,765	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,322	5,146	(6)
										10,218	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(18)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	7,500	7,429	7,425	(6)
										7,411	7,425
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(79)	—	(10)
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	10,000	9,833	10,000
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(39)	—	(10)
										9,715	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	—%					2/11/2022	1/16/2025	14,072	14,072	11,539	(16)(23)
	Delayed Draw Term Loan - B	—%					2/11/2022	1/16/2025	3,527	3,527	2,892	(16)(23)
	DIP Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	2/10/2025	10/10/2025	878	878	878	(20)
	Roll Up Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	3/18/2025	10/10/2025	1,536	1,536	1,536
										20,013	16,845
Subtotal: Consumer Services										116,850	110,516		12.51%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan		SOFR	5.00%	1.00%		2/22/2024	6/10/2028	—	(2)	—	(10)
	First Lien	9.45%	SOFR (M)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,073	2,093
										2,071	2,093
Subtotal: Data Processing & Outsourced Services										2,071	2,093		0.24%
Distribution
KMS, LLC	First Lien					12.50%	2/10/2025	9/29/2028	2,407	2,407	2,407	(7)(15)
	Delayed Draw Term Loan					12.50%	2/10/2025	9/29/2028	2,328	2,261	2,261	(7)(10)(15)
										4,668	4,668
Subtotal: Distribution										4,668	4,668		0.53%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	3,000	2,955	2,952	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,397
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,385

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
	Delayed Draw Term Loan		SOFR	7.50%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										25,739	25,734
STUDENT RESOURCE CENTER LLC	First Lien					8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										35,242	29,495		3.34%
Energy Services
ACE GATHERING, INC.	First Lien	11.07%	SOFR (Q)	6.50%	1.00%		12/13/2018	12/14/2026	3,953	3,927	3,953	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	12.81%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	2,389	2,357	2,222	(9)(10)(22)
	First Lien	12.84%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	5,972	5,897	5,554	(22)
										8,254	7,776
VEREGY CONSOLIDATED, INC.	First Lien	10.55%	SOFR (Q)	6.00%	1.00%		2/29/2024	11/3/2027	1,532	1,530	1,532
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(28)	—	(10)
	First Lien	12.46%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	11,761	11,679	11,761
										11,651	11,761
Subtotal: Energy Services										25,362	25,022		2.83%
Environmental Services
ARBORWORKS, LLC	Revolving Loan					15.00%	11/6/2023	11/6/2028	886	886	886	(6)(10)
	First Lien	10.92%	SOFR (M)	6.50%	1.00%		11/6/2023	11/6/2028	3,515	3,515	3,473
										4,401	4,359
ISLAND PUMP AND TANK, LLC	Revolving Loan		SOFR	6.50%	2.00%		3/2/2023	5/17/2029	—	(44)	—	(10)
	First Lien - Term Loan A	10.07%	SOFR (Q)	5.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan B	11.07%	SOFR (Q)	6.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan C	12.07%	SOFR (Q)	7.50%	2.00%		2/23/2024	5/17/2029	12,218	12,043	12,218
										36,093	36,654
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%					12/31/2021	12/31/2026	729	729	701	(6)(10)
	First Lien	7.50%					12/31/2021	12/31/2026	5,039	5,039	4,842	(6)
	Second Lien					10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,976	5,543
Subtotal: Environmental Services										51,470	46,556		5.27%
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.82%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,500	24,167	24,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.81%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,886	9,990

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A					4.50%	12/23/2021	2/25/2030	11,875	11,683	11,282	(7)
	First Lien - Term Loan B					4.50%	12/23/2021	2/25/2030	11,875	11,682	9,500	(7)
										23,365	20,782
NINJATRADER, LLC	Revolving Loan		SOFR	6.50%	1.00%		12/18/2019	12/18/2026	—	(2)	—	(10)
	First Lien	10.96%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	33,830	33,552	33,830
										33,550	33,830
Subtotal: Financial Services										90,968	89,102		10.08%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	5,851	(6)
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	4,973	(6)
										11,702	10,824
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.84%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,038	14,197
	First Lien - Term Loan B	11.84%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	13,997	14,197
	First Lien - Term Loan C	12.84%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	13,998	14,197
										42,033	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	707	695	601	(10)
	First Lien	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,866	3,806	3,286
										4,501	3,887
INW MANUFACTURING, LLC	First Lien	10.31%	SOFR (Q)	5.75%	0.75%		3/6/2024	3/25/2027	1,980	1,953	1,819
MAMMOTH BORROWCO, INC.	Revolving Loan	10.56%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,550	3,481	3,422	(10)
	First Lien - Term Loan A	9.56%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,643	10,433	10,259
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,643	10,431	10,259
	Delayed Draw Term Loan	10.55%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,853	2,791	2,751
										27,136	26,691
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(34)	—
	First Lien	13.46%	SOFR (Q)	9.00%	1.00%	13.46%	8/10/2021	2/10/2027	22,574	22,365	21,446
										22,331	21,446
NEW SKINNY MIXES, LLC	Revolving Loan	12.50%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	1,000	956	1,000	(10)
	First Lien	12.51%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,838	13,000
										13,794	14,000
Subtotal: Food, Agriculture & Beverage										123,450	121,258		13.72%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	1,450	1,445	1,450	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	18,540	18,506	18,525	(6)(20)
	Delayed Draw Term Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	101	100	101	(6)(10)
										20,051	20,076
COMMAND GROUP ACQUISITION, LLC	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		2/15/2024	2/15/2029	6,000	5,900	5,880	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.75%	2.00%		6/7/2023	6/7/2028	—	(25)	—	(10)
	First Lien	11.32%	SOFR (Q)	6.75%	2.00%		6/7/2023	6/7/2028	17,000	16,829	17,000
										16,804	17,000
SCRIP, INC.	First Lien	12.45%	SOFR (M)	8.00%	1.00%		3/21/2019	3/19/2027	17,882	17,828	16,451
Subtotal: Healthcare Equipment & Supplies										60,583	59,407		6.72%
Healthcare Products

LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.50%	1.00%		6/6/2022	6/7/2027	—	(16)	—	(10)
	First Lien	11.03%	SOFR (S)	6.50%	1.00%		6/6/2022	6/7/2027	20,903	20,689	20,235
										20,673	20,235
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(16)	—	(10)
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	8,958	8,858	8,958
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		11/20/2024	4/3/2028	5,018	4,972	5,018
										13,814	13,976
Subtotal: Healthcare Products										34,487	34,211		3.87%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien					18.00%	12/11/2020	6/2/2027	181	181	181	(6)
	First Lien - Term Loan A					10.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
	First Lien - Term Loan B					12.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
										6,047	6,047
CAVALIER BUYER, INC.	Revolving Loan		SOFR	7.00%	2.00%		2/10/2023	2/10/2028	—	(23)	—	(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		2/10/2023	2/10/2028	10,500	10,389	10,500	(20)
										10,366	10,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan	12.31%	SOFR (Q)	8.00%	2.00%		10/31/2023	10/31/2028	500	471	490	(10)
	First Lien - Term Loan A	11.31%	SOFR (Q)	7.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
	First Lien - Term Loan B	13.31%	SOFR (Q)	9.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
										11,299	11,270

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CITYVET INC.	First Lien	11.41%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,419	34,965

CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	400	386	397	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,350	5,362
	Delayed Draw Term Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,050	1,040	1,043	(10)
										6,776	6,802
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	768	761	689
	First Lien	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,259	8,111	7,408
										8,872	8,097
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(14)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,386	7,447
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,384	7,440
										14,756	14,887
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(28)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										15,918	15,940
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.96%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	3,000	2,973	3,000	(10)
	First Lien - Term Loan A	10.96%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan B	12.96%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan C	14.46%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,124	5,069	5,124
	First Lien - Term Loan D	11.96%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,914	12,757	12,914
										35,505	35,818
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(2)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,598	14,598	14,598	—
										14,596	14,598

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	12/23/2024	12/31/2029	2,284	2,284	2,284	(7)
	First Lien - Tranche A	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,104	9,318	(7)(16)
	First Lien - Tranche B	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,120	3,114	(7)(16)
										24,508	14,716
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	979	978	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,373	17,378
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(84)	—	(10)
										18,268	18,356
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.56%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,401	7,312	(6)
Subtotal: Healthcare Services										208,731	199,308		22.56%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.44%	SOFR (M)	6.00%	1.50%		1/3/2023	9/30/2026	6,500	6,440	6,500	(15)
	First Lien - Term Loan B	12.44%	SOFR (M)	8.00%	1.50%		1/3/2023	9/30/2026	6,500	6,441	6,500	(15)
	First Lien - Term Loan C	10.44%	SOFR (M)	6.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
	First Lien - Term Loan D	12.44%	SOFR (M)	8.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
										28,379	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(18)	—	(10)
	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	8,000	7,923	7,919
										7,905	7,919
SUREKAP, LLC	First Lien - Term Loan A	9.30%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,932	19,089
	First Lien - Term Loan B	11.30%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,931	19,089
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,863	38,178
Subtotal: Industrial Machinery										74,147	74,717		8.46%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Products
DAMOTECH INC.	Revolving Loan		SOFR	5.50%	2.00%		7/7/2023	7/7/2028	—	(39)	—	(9)(22)(10)
	First Lien - Term Loan A	8.96%	SOFR (Q)	4.50%	2.00%		7/7/2023	7/7/2028	5,100	5,027	5,100	(9)(22)
	First Lien - Term Loan B	10.96%	SOFR (Q)	6.50%	2.00%		7/7/2023	7/7/2028	5,100	5,026	5,100	(9)(22)
	Delayed Draw Term Loan	9.96%	SOFR (Q)	5.50%	2.00%		7/7/2023	7/7/2028	3,000	2,950	3,000	(9)(22)
										12,964	13,200
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	7.00%	2.00%		1/30/2023	1/31/2028	—	(34)	—	(6)(10)
	First Lien	11.57%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,866	5,786	5,866	(6)(19)
										5,752	5,866
LLFLEX, LLC	First Lien	12.46%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,103	10,030	7,577	(15)
SERVERLIFT, LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	2.00%		12/31/2024	12/31/2029	1,000	958	991	(10)
	First Lien - Term Loan A	9.33%	SOFR (Q)	5.00%	2.00%		12/31/2024	12/31/2029	16,000	15,866	15,856
	First Lien - Term Loan B	11.33%	SOFR (Q)	7.00%	2.00%		12/31/2024	12/31/2029	16,000	15,865	15,856
										32,689	32,703
Subtotal: Industrial Products										61,435	59,346		6.72%
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.17%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	313	330	(10)
	First Lien	10.14%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	9,553	9,395	9,553
	First Lien	10.16%	SOFR (Q)	5.75%	1.50%		1/2/2025	2/1/2029	2,188	2,188	2,188
	Delayed Draw Term Loan		SOFR	5.75%	1.50%		2/9/2024	2/1/2029	—	(8)	—	(10)
										11,888	12,071
UPS INTERMEDIATE, LLC	First Lien	10.57%	SOFR (Q)	6.25%	1.00%		7/31/2024	7/27/2029	9,925	9,746	9,528	(15)
Subtotal: Industrial Services										21,634	21,599		2.44%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	3,346	3,295	3,279
	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	23,677	23,500	23,203	(19)
										26,795	26,482
ACCELERATION PARTNERS	First Lien	12.47%	SOFR (Q)	8.01%	1.00%		12/1/2020	12/31/2026	19,749	19,570	19,749	(8)
BOND BRAND LOYALTY ULC	Revolving Loan	11.46%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	775	800	(9)(10)(22)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,865	8,743	8,865
	First Lien - Term Loan B	12.46%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,865	8,741	8,865
										18,259	18,530

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(25)	—	(10)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan C	10.48%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,500	11,395	11,374
	Delayed Draw Term Loan	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,608	3,552	3,568	(10)
	Promissory Note			13.57%			12/7/2022	12/6/2028	385	385	385
										28,749	28,779
FMT SOLUTIONS, LLC	First Lien	11.81%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,686	6,682
IGNITE VISIBILITY LLC	Revolving Loan	10.79%	SOFR (Q)	6.50%	1.50%		12/1/2023	12/1/2028	500	478	490	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	1.50%		12/1/2023	12/1/2028	5,000	4,941	4,900
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		12/1/2023	12/1/2028	5,000	4,940	4,900
										10,359	10,290
SOCIALSEO, LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	2.00%		3/6/2025	6/24/2027	800	771	771	(10)
	First Lien - Term Loan A	10.31%	SOFR (Q)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,027	10,027
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,026	10,026
										20,824	20,824
Subtotal: Media & Marketing										131,242	131,336		14.86%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.88%	SOFR (M)	6.50%	1.00%	10.88%	11/20/2024	6/1/2027	3,833	3,673	3,653	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,673	3,653
Subtotal: Movies & Entertainment										3,673	3,653		0.41%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.00%	1.00%		11/28/2023	11/20/2026	—	(16)	—	(10)
	First Lien - Term Loan A	11.42%	SOFR (M)	7.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,770
	First Lien - Term Loan B	13.42%	SOFR (M)	9.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,876
	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/28/2023	11/20/2026	4,938	4,878	4,938
	Delayed Draw Term Loan	12.42%	SOFR (M)	8.00%	1.00%		3/16/2018	11/20/2026	4,226	4,190	4,226
										18,648	18,810
STATINMED, LLC	First Lien	13.94%	SOFR (M)	9.50%	2.00%		7/1/2022	7/1/2027	7,560	7,560	—	(6)(16)
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										26,208	18,810		2.13%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Research & Consulting Services
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(61)	—	(10)
	First Lien - Term Loan A	9.21%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,791	15,000
	First Lien - Term Loan B	11.21%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,793	15,000
										29,523	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(9)	—	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,962	3,960
										3,953	3,960
Subtotal: Research & Consulting Services										33,476	33,960		3.84%
Restaurants
ONE GROUP, LLC	First Lien	12.69%	SOFR (M)	8.25%	1.00%		2/22/2024	10/29/2026	9,656	9,595	9,656
	Delayed Draw Term Loan		SOFR	8.25%	1.00%		2/22/2024	10/29/2026	—	—	—	(10)
										9,595	9,656
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,878	8,000
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,877	8,000
										15,734	16,000
Subtotal: Restaurants										25,329	25,656		2.90%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(21)	—
	First Lien - Term Loan A	12.57%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,816	9,550
										9,795	9,550
CADMIUM, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		1/7/2022	12/22/2026	615	613	601
	First Lien	12.56%	SOFR (Q)	8.00%	1.00%	4.00%	1/7/2022	12/22/2026	7,994	7,962	7,802
										8,575	8,403
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(6)	—	(6)(10)
	First Lien	13.95%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	563	563	563	(6)
										557	563
INFOGAIN CORPORATION	First Lien	10.17%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,661	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(12)	—	(10)
	First Lien	11.57%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,789	3,816
										3,777	3,816

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ZENFOLIO INC.	Revolving Loan	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	1,500	1,485	1,500	(10)
	First Lien	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	19,695	19,578	19,695
										21,063	21,195
Subtotal: Software & IT Services										47,428	47,219		5.34%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.56%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2027	1,250	1,232	1,250	(10)
	First Lien - Term Loan A	9.57%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2027	9,250	9,176	9,250
	First Lien - Term Loan B	11.57%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2027	9,250	9,173	9,250
										19,581	19,750
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/15/2026	—	(25)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/15/2026	14,700	14,591	14,700	(6)
										14,566	14,700
Subtotal: Specialty Retail										34,147	34,450		3.90%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien	10.67%	SOFR (M)	6.25%	1.00%		3/12/2024	12/29/2027	3,404	3,376	2,553
TRAFERA, LLC	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,575	5,558	5,525	(15)
Subtotal: Technology Products & Components										8,934	8,078		0.91%
Telecommunications
BROAD SKY NETWORKS LLC						20.00%	4/19/2024	12/13/2028	65	65	65	(9)(10)(13)
LOGIX HOLDING COMPANY, LLC	First Lien	10.05%	SOFR (Q)	5.75%	2.00%		3/11/2024	12/22/2024	3,555	3,555	2,829	(23)
MERCURY ACQUISITION 2021, LLC	First Lien	12.57%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,862	11,338
	Second Lien	15.57%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	2,195
										15,767	13,533
U.S. TELEPACIFIC CORP.	First Lien	11.72%	SOFR(Q)	7.25%	1.00%	6.25%	3/19/2024	5/2/2026	2,547	2,547	1,019
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,777	1,077
Subtotal: Telecommunications										22,164	17,504		1.98%
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,159	6,138	4,312
GUARDIAN FLEET SERVICES, INC.	First Lien	13.46%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	10,792	10,590	10,630

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ITA HOLDINGS GROUP, LLC	Revolving Loan	13.46%	SOFR (Q)	9.00%	2.00%		6/21/2023	6/21/2027	3,525	3,473	3,525	(6)
	First Lien - Term Loan	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	13,356	11,962	13,356	(6)
	First Lien - Term B Loan	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	13,356	11,940	13,356	(6)
	Delayed Draw Term Loan - A	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	1,484	1,467	1,484	(6)
	Delayed Draw Term Loan - B	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	1,484	1,456	1,484	(6)
										30,298	33,205
LAB LOGISTICS, LLC	Revolving Loan	11.67%	SOFR (M)	7.25%	1.00%		9/17/2024	12/31/2025	279	279	276
	First Lien	11.67%	SOFR (M)	7.25%	1.00%		2/22/2024	12/31/2025	7,876	7,875	7,798
										8,154	8,074
Subtotal: Transportation & Logistics										55,180	56,221		6.36%
Total: Debt Investments										$1,653,118	$1,605,906		181.74%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,000	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 LP Units	5/17/2022	1,000	1,592	(9)(13)
	211,862.61	Class D-4 LP Units	10/31/2022	212	319	(9)(13)
	211,465.87	Class D-5 LP Units	1/10/2023	211	311	(9)(13)
				1,423	2,222
Subtotal: Business Services				6,641	5,905		0.67%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Units	9/19/2024	725	1,043	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
Subtotal: Commercial Services & Supplies				1,625	1,943		0.22%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	2,840
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	1,597	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	675	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,349	(9)(13)(22)
				636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(13)
Subtotal: Consumer Products				7,020	7,737		0.88%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
AIR CONDITIONING SPECIALIST, INC.	1,006,045.85	Preferred Units	11/9/2021	1,344	2,941	(6)(9)(13)
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	664	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	664
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	441	(9)(13)
LIFT BRANDS, INC.	1,051	shares of common stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	610	(6)(9)(13)
RED DOG OPERATIONS HOLDING COMPANY LLC	1,000	Class A Units	11/15/2024	1,000	1,000	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	682	(9)(13)
Subtotal: Consumer Services				6,234	6,601		0.75%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	shares of common stock	3/9/2017	900	800
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	6,305	(7)
Subtotal: Distribution				7,205	7,105		0.80%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	3,032	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	3,037
ISLAND PUMP AND TANK, LLC	1,326,389.30	Preferred Units	3/2/2023	1,451	2,702	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,721	5,739		0.65%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,007	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	92	(7)(9)(13)
				2,092	2,099
NINJATRADER, INC.	2,000,000	Preferred Units	12/18/2019	2,000	32,079	(9)(11)(13)
Subtotal: Financial Services				4,092	34,178		3.87%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	1,843	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	1,843
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,708	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	1,000,000	Class A Units	12/15/2022	1,000	147	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	73	(9)(13)
	130,444	Class A-2 Units	12/18/2024	130	19	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	4,482		0.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,038	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	2,097	(9)(11)(13)
SCRIP INC.	100	shares of common stock	3/21/2019	1,000	439
Subtotal: Healthcare Equipment & Supplies				4,474	6,737		0.76%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				600	263		0.03%
Healthcare Services
AAC NEW HOLDCO INC.	6,257,941	shares of preferred stock	3/31/2025	5,702	5,702	(6)
	617,803	shares of common stock	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	5,702
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	234	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	1,017	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	1,065	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Preferred Units	9/29/2023	1,000	1,163	(9)(13)
OPCO BORROWER, LLC	1,111.11	shares of common stock	4/26/2024	207	1,006	(11)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	802	(6)
	1,100	Class A-1 Units	9/26/2022	66	196	(6)
	16,084	Class A Units	11/9/2018	1,517	941	(6)
				1,785	1,939
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,500,000	Class A-1 Preferred Units	6/14/2024	1,500	1,082	(6)(9)(13)
Subtotal: Healthcare Services				20,204	13,332		1.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	1,157	(9)(13)
Subtotal: Industrial Machinery				1,500	2,157		0.24%
Industrial Products
DAMOTECH INC.	1,127	Preferred Units	7/7/2023	1,127	1,376	(9)(13)
	1,127	Class A Common Units	7/7/2023	—	2,738	(9)(13)
				1,127	4,114
GPT INDUSTRIES, LLC	1,000,000	Class A Preferred Units	1/30/2023	1,000	2,747	(6)(9)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	500	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,468.70	Class A Units	12/31/2021	1,988	8,841	(9)(11)(13)
Subtotal: Industrial Products				4,615	16,202		1.83%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,363	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,363
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	833	Preferred Units	12/1/2023	833	620	(9)(13)
	833	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	588	960	(9)(10)(11)(13)
OUTERBOX, LLC	11,008.67	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				7,049	7,432		0.84%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Units	11/20/2024	4,730	5,037	(6)
Subtotal: Movies & Entertainment				4,730	5,037		0.57%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	6,067	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	6,067		0.69%
Research & Consulting Services
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,585	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				1,833	2,085		0.24%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	336	(6)
	360	Class A-1 Units	1/10/2022	360	121	(6)
				1,360	457
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,296
	166,667	Series A-1 Preferred Units	6/7/2023	167	706
				1,167	2,002
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,192	(9)(13)
Subtotal: Software & IT Services				5,125	5,203		0.59%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,220	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,805	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	797	(6)(9)(10)(11)(13)
				1,500	2,602
Subtotal: Specialty Retail				2,500	3,822		0.43%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,761	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	2,300		0.26%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,704	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	232	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	247	(9)(13)
				1,340	2,183
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	233	(9)(13)
Subtotal: Telecommunications				1,340	2,416		0.27%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,466	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	122	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	68	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	68	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	26	(9)(13)
				2,146	2,750
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,755	(6)(9)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	11,369	(6)(9)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	8,776	(6)(9)(11)(13)
				5,829	29,900
Subtotal: Transportation & Logistics				7,975	32,650		3.69%
Total: Equity Investments				$126,242	$179,393		20.30%

Total Investments				$1,779,360	$1,785,299		202.04%

1.All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted. All amounts are stated in U.S. Dollars.
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
12.As of March 31, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $117.4 million; cumulative gross unrealized depreciation for federal income tax purposes was $108.2 million. Cumulative net unrealized depreciation was $9.2 million, based on a tax cost of $1,776.1 million.
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

SBIC I and SBIC II each received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, on April 20, 2021 and April 17, 2025, respectively. The SBIC Subsidiaries have an investment strategy substantially similar to the Company and make similar types of investments in accordance with SBA regulations. The SBIC Subsidiaries and their general partner are consolidated for financial reporting purposes under generally accepted accounting principles in the United States ("U.S. GAAP"), and the portfolio investments held by the SBIC Subsidiaries are included in the consolidated financial statements.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2025 and 2024. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of June 30, 2025, the Company had 90.8% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2025, the Company satisfied all RIC requirements and had 12.9% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At June 30, 2025 and March 31, 2025, cash held in money market funds amounted to $33.7 million and $28.1 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2025 and March 31, 2025, cash balances totaling $46.8 million and $43.1 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2025, investments on non-accrual status represented approximately 0.8% of our total investment portfolio at fair value and approximately 2.6% at cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio at fair value and approximately 3.5% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the three months ended June 30, 2025, we had four investments for which we stopped accruing PIK interest. For the year ended March 31, 2025, we had five investments for which we stopped accruing PIK interest. For the three months ended June 30, 2025 and 2024, approximately 5.8% and 5.9%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Warrants In connection with the Company's debt investments, the Company may receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrants is treated as original issue discount (“OID”), and accreted into interest income using the effective interest method over the term of the debt investment. Upon prepayment of a debt investment, any unaccreted OID is accelerated into interest income.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10.3 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three months ended June 30, 2025 and 2024.

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity's expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2025:
First lien loans (1)(2)	$1,595,338	89.6%	174.1%	$1,640,044	91.2%
Second lien loans (2)	17,383	1.0	1.9	23,967	1.3
Subordinated debt (3)	1,264	0.1	0.1	1,462	0.1
Preferred equity	66,230	3.7	7.2	74,934	4.2
Common equity & warrants	96,526	5.4	10.5	54,574	3.0
Earnout	3,457	0.2	0.4	3,457	0.2
	$1,780,198	100.0%	194.2%	$1,798,438	100.0%

March 31, 2025:
First lien loans (1)(2)	$1,586,622	88.9%	179.6%	$1,627,746	91.5%
Second lien loans (2)	18,066	1.0	2.0	23,955	1.3
Subordinated debt (3)	1,218	0.1	0.1	1,417	0.1
Preferred equity	102,918	5.7	11.6	77,451	4.4
Common equity & warrants	76,475	4.3	8.7	48,791	2.7
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2025 and March 31, 2025, the fair value of the first lien last out loans was $23.5 million and $23.4 million, respectively.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2025 and March 31, 2025, the fair value of the split lien term loans included in first lien loans was $59.7 million and $59.9 million, respectively. As of both June 30, 2025 and March 31, 2025, the fair value of the split lien term loans included in second lien loans was $15.9 million.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.3 million and $0.2 million as of June 30, 2025 and March 31, 2025, respectively.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2025:
Healthcare Services	$207,499	11.7%	22.6%	$230,008	12.8%
Consumer Products	156,589	8.8	17.1	154,796	8.6
Media & Marketing	147,986	8.3	16.1	146,885	8.2
Consumer Services	130,230	7.3	14.2	136,910	7.6
Food, Agriculture & Beverage	123,570	7.0	13.5	130,612	7.3
Financial Services	118,219	6.6	12.8	109,974	6.1
Transportation & Logistics	103,367	5.8	11.3	74,223	4.1
Business Services	89,181	5.0	9.7	92,089	5.1
Industrial Products	76,722	4.3	8.4	66,113	3.7
Industrial Machinery	75,764	4.3	8.3	75,603	4.2
Healthcare Equipment & Supplies	66,878	3.8	7.3	65,223	3.6
Commercial Services & Supplies	66,484	3.7	7.3	65,217	3.6
Environmental Services	54,216	3.1	5.9	57,197	3.2
Software & IT Services	52,498	2.9	5.7	53,413	3.0
Research & Consulting Services	46,255	2.6	5.0	45,424	2.5
Specialty Retail	38,549	2.2	4.2	36,913	2.1
Industrial Services	33,227	1.9	3.6	32,991	1.8
Healthcare Products	32,038	1.8	3.5	32,676	1.8
Education	28,549	1.6	3.1	40,454	2.3
Restaurants	25,593	1.4	2.8	25,291	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,549	1.4	2.7	34,171	1.9
Energy Services	22,513	1.3	2.5	22,367	1.2
Telecommunications	17,795	1.0	1.9	22,682	1.3
Distribution	11,571	0.6	1.3	12,033	0.7
Technology Products & Components	9,630	0.5	1.0	12,987	0.7
Movies & Entertainment	8,792	0.5	1.0	8,527	0.5
Building & Infrastructure Products	7,080	0.4	0.8	8,835	0.5
Aerospace & Defense	2,544	0.1	0.3	2,535	0.1
Data Processing & Outsourced Services	2,310	0.1	0.3	2,289	0.1
	$1,780,198	100.0%	194.2%	$1,798,438	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Healthcare Services	$212,640	11.9%	24.1%	$228,935	12.9%
Consumer Products	152,385	8.5	17.3	152,385	8.6
Media & Marketing	138,768	7.8	15.7	138,291	7.8
Food, Agriculture & Beverage	125,740	7.1	14.2	131,815	7.4
Financial Services	123,280	6.9	14.0	95,060	5.3
Consumer Services	117,117	6.6	13.3	123,084	6.9
Business Services	94,008	5.3	10.6	96,685	5.4
Transportation & Logistics	88,871	5.0	10.1	63,155	3.5
Industrial Machinery	76,874	4.3	8.7	75,647	4.3
Industrial Products	75,548	4.2	8.5	66,050	3.7
Healthcare Equipment & Supplies	66,144	3.7	7.5	65,057	3.7
Commercial Services & Supplies	58,340	3.3	6.6	57,633	3.2
Aerospace & Defense	55,051	3.1	6.2	54,097	3.0
Software & IT Services	52,422	2.9	5.9	52,553	3.0
Environmental Services	52,295	2.9	5.9	56,191	3.2
Specialty Retail	38,272	2.1	4.3	36,647	2.1
Research & Consulting Services	36,045	2.0	4.1	35,309	2.0
Healthcare Products	34,474	1.9	3.9	35,087	2.0
Education	29,495	1.7	3.3	41,443	2.3
Restaurants	25,656	1.4	2.9	25,329	1.4
Energy Services	25,022	1.4	2.8	25,362	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,877	1.4	2.8	34,199	1.9
Industrial Services	21,599	1.2	2.4	21,634	1.2
Telecommunications	19,920	1.1	2.3	23,504	1.3
Distribution	11,773	0.7	1.3	11,873	0.7
Technology Products & Components	10,378	0.6	1.2	13,031	0.7
Movies & Entertainment	8,690	0.5	1.0	8,403	0.5
Building & Infrastructure Products	7,522	0.4	0.9	8,830	0.5
Data Processing & Outsourced Services	2,093	0.1	0.2	2,071	0.1
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2025:
Northeast	$469,792	26.4%	51.2%	$475,751	26.4%
Southwest	362,580	20.4	39.6	353,754	19.7
West	338,640	19.0	36.9	331,234	18.4
Southeast	317,758	17.8	34.7	346,364	19.3
Midwest	244,068	13.7	26.6	249,346	13.9
International	47,360	2.7	5.2	41,989	2.3
	$1,780,198	100.0%	194.2%	$1,798,438	100.0%

March 31, 2025:
Northeast	$469,271	26.3%	53.1%	$474,642	26.7%
West	388,772	21.8	44.0	359,986	20.2
Southwest	323,966	18.2	36.7	317,428	17.8
Southeast	315,033	17.6	35.6	338,866	19.1
Midwest	241,814	13.5	27.4	246,198	13.8
International	46,443	2.6	5.2	42,240	2.4
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

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
As of June 30, 2025 and March 31, 2025, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2025 and March 31, 2025 (in thousands):

		Fair Value Measurements
		at June 30, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,595,338	$—	$—	$1,595,338
Second lien loans	17,383	—	—	17,383
Subordinated debt	1,264	—	—	1,264
Preferred equity	66,230	—	—	66,230
Common equity & warrants	96,526	—	—	96,526
Earnout	3,457	—	—	3,457
Total Investments	$1,780,198	$—	$—	$1,780,198

		Fair Value Measurements
		at March 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,586,622	$—	$—	$1,586,622
Second lien loans	18,066	—	—	18,066
Subordinated debt	1,218	—	—	1,218
Preferred equity	102,918	—	—	102,918
Common equity & warrants	76,475	—	—	76,475
Total Investments	$1,785,299	$—	$—	$1,785,299

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2025 and March 31, 2025. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,549,162	Discount Rate	4.8% - 59.2%	12.0%
		3,400	Third Party Broker Quote	40.0 - 70.0	60.9
	Market Approach	30,172	Cost	98.0 - 100.0	98.5
	Enterprise Value Waterfall Approach	12,604	EBITDA Multiple	7.9x - 9.0x	7.9x
			Discount Rate	15.1% - 48.2%	15.1%
Second lien loans	Income Approach	17,383	Discount Rate	8.8% - 62.4%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.3% - 21.3%	0.0%
Subordinated debt	Income Approach	524	Discount Rate	14.5% - 14.5%	14.5%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	125	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.4x - 7.8x	6.8x
			Discount Rate	14.6% - 17.8%	15.6%
Preferred equity	Enterprise Value Waterfall Approach	66,230	EBITDA Multiple	3.0x - 17.2x	8.0x
			Discount Rate	12.0% - 48.2%	16.8%
Common equity & warrants	Enterprise Value Waterfall Approach	95,526	EBITDA Multiple	3.0x - 16.5x	8.5x
			Discount Rate	12.7% - 24.4%	15.2%
	Market Approach	1,000	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	3,457	Discount Rate	34.3% - 34.3%	34.3%
Total Level 3 Investments		$1,780,198

		Fair Value at	Significant
	Valuation	March 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,448,656	Discount Rate	5.2% - 64.7%	12.8%
		6,923	Third Party Broker Quote	40.0 - 100.0	79.8
	Market Approach	125,500	Cost	89.8 - 100.0	97.9
	Enterprise Value Waterfall Approach	5,543	EBITDA Multiple	3.0x - 9.0x	3.0x
			Discount Rate	21.0% - 49.2%	21.0%
Second lien loans	Income Approach	18,066	Discount Rate	9.5% - 41.2%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.0% - 21.0%	0.0%
Subordinated debt	Income Approach	538	Discount Rate	14.4% - 14.4%	14.4%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	65	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.6x	6.6x
			Discount Rate	13.3% - 17.6%	14.7%
Preferred equity	Enterprise Value Waterfall Approach	100,018	EBITDA Multiple	3.0x - 16.9x	8.8x
			Discount Rate	11.1% - 49.2%	15.9%
	Market Approach	2,900	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	74,878	EBITDA Multiple	3.0x - 16.0x	8.4x
			Discount Rate	11.9% - 23.3%	14.4%
	Market Approach	1,597	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,785,299

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2025 and 2024, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2025 and 2024 (in thousands):

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(8,848)	$95,536	$(75,234)	$3,002	$(1,789)	$(3,951)	$1,595,338	$(5,913)
Second lien loans	18,066	(696)	13	—	—	—	—	17,383	(696)
Subordinated debt	1,218	1	57	(15)	3	—	—	1,264	1
Preferred equity	102,918	(6,959)	826	—	—	(29,867)	(688)	66,230	(2,494)
Common equity & warrants	76,475	14,267	1,145	—	—	—	4,639	96,526	14,267
Earnout	—	—	3,457	—	—	—	—	3,457	—
Total Investments	$1,785,299	$(2,235)	$101,034	$(75,249)	$3,005	$(31,656)	$—	$1,780,198	$5,165

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)(2)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(7,503)	$93,666	$(85,047)	$3,512	$(8,171)	$—	$1,305,906	$(7,945)
Second lien loans	33,774	(2,567)	26	(3,210)	70	—	—	28,093	(2,565)
Subordinated debt	1,336	31	57	—	9	—	(153)	1,280	23
Preferred equity	71,127	(45)	1,804	—	—	—	—	72,886	(45)
Common equity & warrants	60,875	(4,690)	3,623	—	—	—	153	59,961	(3,891)
Total Investments	$1,476,561	$(14,774)	$99,176	$(88,257)	$3,591	$(8,171)	$—	$1,468,126	$(14,423)

(1)Includes purchases of new investments, as well as discount accretion on existing investments.
(2)Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between the Company and Main Street Capital Corporation.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2025, the Company’s asset coverage was 220%.

The Company had the following borrowings outstanding as of June 30, 2025 and March 31, 2025 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
June 30, 2025
SBA Debentures	$175,000	$(3,885)	$171,115	$166,547
Corporate Credit Facility	200,000	—	200,000	200,000
SPV Credit Facility	112,000	—	112,000	112,000
October 2026 Notes	150,000	(962)	149,038	130,673
August 2028 Notes	71,875	(1,555)	70,320	73,491
2029 Convertible Notes	230,000	(6,523)	223,477	222,551
	$938,875	$(12,925)	$925,950	$905,262

March 31, 2025
SBA Debentures	$175,000	$(4,082)	$170,918	$166,460
Corporate Credit Facility	235,000	—	235,000	235,000
SPV Credit Facility	108,000	—	108,000	108,000
October 2026 Notes	150,000	(1,154)	148,846	130,899
August 2028 Notes	71,875	(1,681)	70,194	73,571
2029 Convertible Notes	230,000	(6,893)	223,107	225,780
	$969,875	$(13,810)	$956,065	$939,710
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the October 2026 Notes and the 2029 Convertible Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes is based on the closing price of the security on the Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate.

Credit Facilities

As of June 30, 2025, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three months ended June 30, 2025, the weighted average interest rate on the Credit Facilities was 6.73%, and the average debt outstanding under the Credit Facilities was $319.7 million.

Corporate Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Corporate Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, including the Amendment (as defined below), the "Credit Agreement"). Borrowings under the Corporate Credit Facility accrue interest at a rate equal to the applicable Adjusted Term SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Corporate Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Corporate Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants. As of June 30, 2025, the total commitments under the Corporate Credit Facility were $510 million provided by 11 lenders.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of June 30, 2025, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of June 30, 2025 and 2024, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$3,462	$3,694
Unused commitment fees	434	393
Amortization of deferred financing costs	609	548
Total interest and amortization of deferred financing costs	$4,505	$4,635

Weighted average interest rate	6.65%	7.75%
Average borrowings	$208,297	$190,604

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

The SPV Credit Facility is secured by all of the assets of SPV. As of June 30, 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$1,916	$916
Unused commitment and other fees	306	300
Amortization of deferred financing costs	114	90
Total interest and amortization of deferred financing costs	$2,336	$1,306

Weighted average interest rate	6.88%	7.92%
Average borrowings	$111,429	$46,275

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$—	$1,575
Amortization of deferred financing costs	—	84
Total interest and amortization of deferred financing costs	$—	$1,659

Weighted average interest rate	—%	4.46%
Average borrowings	$—	$140,000

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$1,266	$1,266
Amortization of deferred financing costs	192	192
Total interest and amortization of deferred financing costs	$1,458	$1,458

Weighted average interest rate	3.50%	3.50%
Average borrowings	$150,000	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$1,393	$1,393
Amortization of deferred financing costs	126	127
Total interest and amortization of deferred financing costs	$1,519	$1,520

Weighted average interest rate	7.75%	7.75%
Average borrowings	$71,875	$71,875

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of June 30, 2025 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.80
Conversion rate (shares per $1,000 principal amount) (1)	40.32
Last conversion price calculation date	June 13, 2025
(1)Represents conversion price and conversion rate, as applicable, as of June 30, 2025, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense	$2,947	$—
Amortization of deferred financing costs	370	—
Total interest and amortization of deferred financing costs	$3,317	$—

Weighted average interest rate	5.13%	—%
Average borrowings	$230,000	$—

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. SBA Debentures are loans issued to an SBIC that have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. Current statutes and regulations permit SBIC I and SBIC II to each borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations).

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of June 30, 2025, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $87.5 million and leveragable capital of $2.5 million. As of June 30, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn, and SBIC II did not have a leverage commitment from the SBA.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Interest expense and fees	$1,927	$1,677
Amortization of deferred financing costs	197	184
Total interest and amortization of deferred financing costs	$2,124	$1,861

Weighted average interest rate	4.40%	4.38%
Average borrowings	$175,000	$153,000

As of June 30, 2025, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
			$175,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2025 is as follows:

	Years Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$175,000	$175,000
Corporate Credit Facility	—	—	—	200,000	—	—	200,000
SPV Credit Facility	—	—	—	112,000	—	—	112,000
October 2026 Notes	—	150,000	—	—	—	—	150,000
August 2028 Notes	—	—	—	71,875	—	—	71,875
2029 Convertible Notes	—	—	—	—	230,000	—	230,000
Total	$—	$150,000	$—	$383,875	$230,000	$175,000	$938,875

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2025, CSWC declared and paid a quarterly dividend in the amount of $33.7 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended June 30, 2025, CSWC declared and paid a quarterly dividend in the amount of $35.3 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). Additionally, on June 10, 2025, the Board of Directors declared monthly regular dividends of $0.1934 per share for each of July, August, and September 2025 and a supplemental dividend of $0.06 per share payable in September 2025.

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income (1)	2025	2024
Net increase in net assets from operations	$27,001	$14,035
Net unrealized depreciation (appreciation) on investments	20,592	15,535
(Expense/loss) income/gain recognized for tax on pass-through entities	—	(7)
Realized (gain) loss book/tax differences	2,534	725
Capital loss carryover (2)	2,733	(1,551)
Net operating (income) loss - wholly-owned subsidiary	(22,631)	51
Dividend income from wholly-owned subsidiary	20,000	—
Non-deductible tax expense	732	217
Loss on extinguishment of debt	(682)	(682)
Non-deductible compensation	1,339	1,514
Compensation related book/tax differences	(4,503)	(7,823)
Interest on non-accrual loans	1,293	1,633
Other book/tax differences	15	173
Estimated distributable income before deductions for distributions	$48,423	$23,820

(1)The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
(2)At June 30, 2025, the Company had long-term capital loss carryforwards of $136.4 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of June 30, 2025, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,738.8 million, with such investments having gross unrealized appreciation of $16.5 million and gross unrealized depreciation of $107.7 million, resulting in net unrealized depreciation of $91.2 million. As of June 30, 2025, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $57.3 million, with such investments having gross unrealized appreciation of $87.3 million and gross unrealized depreciation of $12.0 million, resulting in net unrealized appreciation of $75.3 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $15.9 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2025 and March 31, 2025, the Taxable Subsidiary had a deferred tax liability of $12.9 million and $16.8 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of June 30, 2025 and March 31, 2025 (amounts in thousands):

	June 30, 2025	March 31, 2025
Deferred tax asset:
Net operating loss carryforwards	$253	$253
Interest	1,811	1,811
Total deferred tax asset	2,064	2,064
Deferred tax liabilities:
Net unrealized appreciation on investments	(11,466)	(15,054)
Net basis differences in portfolio investments	(3,517)	(3,790)
Total deferred tax liabilities	(14,983)	(18,844)
Total net deferred tax (liabilities) assets	$(12,919)	$(16,780)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,
Components of Income Tax Provision	2025	2024
Excise tax	$659	$167
Tax provision related to Taxable Subsidiary	96	2,210
Other	73	50
Total income tax provision	$828	$2,427

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2025	2024
Number of shares sold	2,034,917	1,498,981
Gross proceeds received (in thousands)	$41,725	$38,367
Net proceeds received (in thousands)	$41,197	$37,792
Weighted average price per share	$20.50	$25.60

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both June 30, 2025 and June 30, 2024, no proceeds remained receivable.

Cumulative to date, the Company has sold 35,076,094 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.43, raising $751.7 million of gross proceeds. Net proceeds were $740.2 million after commissions to the sales agents on shares sold. As of June 30, 2025, the Company has $248.3 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended June 30,
	2025	2024
Number of shares repurchased	52,593	71,229
Aggregate cost of shares repurchased (in thousands)	$1,119	$1,861
Weighted average price per share	$21.28	$26.13

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three months ended June 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended June 30,
	2025	2024
Earnings per share - basic
Numerator for basic earnings per share	$27,001	$14,035
Adjustment for income allocated to participating securities	(329)	—
Numerator for basic earnings per common share	26,672	14,035
Denominator for basic earnings per common share	53,517	45,665
Basic earnings per common share	$0.50	$0.31
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$26,672	$14,035
Adjustment for interest and amortization on 2029 Convertible Notes	3,317	—
Numerator for diluted earnings per common share	$29,989	$14,035
Denominator for basic weighted average common share	53,517	45,665
Adjustment for dilutive effect of 2029 Convertible Notes	9,260	—
Denominator for diluted weighted average common shares	62,777	45,665
Diluted earnings per common share	$0.48	$0.31

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended June 30, 2025 and 2024, there was no anti-dilution.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan makes available for issuance 1,200,000 shares of common stock. As of June 30, 2025, there were 125,892 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of June 30, 2025, there were 86,245 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2025 and 2024, we recognized total share based compensation expense of $1.1 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.2 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of June 30, 2025, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $14.7 million, which will be amortized over the weighted-average vesting period of approximately 3.2 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of June 30, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	506,352	$23.78	2.5
Granted	336,000	21.35	—
Vested	(175,311)	23.73	—
Forfeited	(3,750)	24.93	—
Unvested at June 30, 2025	663,291	$22.56	3.2

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of June 30, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	10,450	$23.93	0.4
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at June 30, 2025	10,450	$23.93	0.1

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During each of the three months ended June 30, 2025 and 2024, we made matching contributions of approximately $0.1 million.

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

The balances of unfunded debt commitments as of June 30, 2025 and March 31, 2025 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2025	2025
Revolving Loans
360 Quote TopCo, LLC	$2,404	$—
Air Conditioning Specialist, Inc.	1,910	1,910
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	1,082	1,116
ATS Operating, LLC	1,140	890
Bond Brand Loyalty ULC	1,200	1,200
BP Loenbro Holdings Inc.	1,321	1,321
Brandner Design, LLC	900	900
Burning Glass Intermediate Holding Company, Inc.	79	296
Campany Roof Maintenance, LLC	1,064	1,064
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	—	2,000
CDC Dental Management Co., LLC	2,000	1,500
Central Medical Supply LLC	750	1,050
Cumbria Capital MSO, LLC	1,500	1,100
Damotech Inc.	3,000	3,000
Drive Line Service of Portland, LLC	2,000	2,000
Edge Autonomy Holdings, LLC	—	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	4,000
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	1,000	1,000
Gravitiq LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	151	303
Ignite Visibility LLC	3,000	1,500
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	2,087	3,479
iVueit, LLC	750	1,000
LEHR Upfitters, LLC	2,623	2,623
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	2,083	1,354
Lightning Intermediate II, LLC	1,852	1,852

	June 30,	March 31,
Portfolio Company	2025	2025
LKC Technologies, Inc.	2,000	2,000
Main Line Brands LLC	2,000	—
Mammoth BorrowCo, Inc.	900	200
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	3,000
Mission Critical Group, LLC	1,902	—
Musiker Discovery Programs, Inc.	3,000	2,000
NeuroPsychiatric Hospitals, LLC	2,000	2,000
New Skinny Mixes, LLC	2,000	3,000
NinjaTrader, Inc.	—	2,500
Pipeline Technique Ltd.	944	944
Pool Service Partners, Inc.	2,000	2,000
Red Dog Operations Holding Company LLC	2,000	2,000
Revo Brands, Inc.	3,600	4,300
Roseland Management, LLC	2,000	2,000
ServerLIFT, LLC	4,000	4,000
SocialSEO, LLC	2,300	2,200
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	2,200	4,000
VP Move Purchaser, Inc.	4,200	3,900
Wash & Wax Systems LLC	430	—
Well-Foam, Inc.	4,500	4,500
Winter Services Operations, LLC	6,667	1,333
Zenfolio Inc.	500	1,500
Total Revolving Loans	124,939	122,735
Delayed Draw Term Loans
AAC New Holdco Inc.	47	—
Air Conditioning Specialist Inc.	1,320	3,229
BP Loenbro Holdings Inc.	358	1,101
Central Medical Supply LLC	—	1,400
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	950	950
Enstoa, Inc.	10,671	—
Exact Borrower, LLC	2,200	2,200
Ignite Visibility LLC	4,500	—
ITA Holdings Group, LLC	15,863	—
iVueit, LLC	10,000	10,000
KMS, LLC	2,286	2,286
LEHR Upfitters, LLC	2,449	5,247
Mid-Florida Endodontics Management Company, LLC	10,000	10,000

	June 30,	March 31,
Portfolio Company	2025	2025
Mission Critical Group, LLC	4,565	—
Musiker Discovery Programs, Inc.	7,500	7,500
One Group, LLC	545	545
Pool Service Partners, Inc.	6,100	6,100
Superior Health Parent LLC	10,000	10,000
SureKap, LLC	7,222	7,222
TMT BHC Buyer, Inc.	—	5,000
Total Delayed Draw Term Loans	97,500	73,704
Other
Broad Sky Networks, LLC	—	57
Spectrum of Hope, LLC	—	411
Total Other	—	468
Total Unfunded Debt Commitments	$222,439	$196,907

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	June 30, 2025	March 31, 2025
Unfunded Debt Commitments
Expiring during fiscal year ending:
2026	$34,866	$31,354
2027	90,682	70,235
2028	17,111	16,420
2029	39,907	42,986
2030	33,971	33,912
2031	5,902	2,000
Total Unfunded Debt Commitments	$222,439	$196,907

The balances of unfunded equity commitments as of June 30, 2025 and March 31, 2025 were as follows (amounts in thousands):

	June 30, 2025	March 31, 2025
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	411	411
Total Unfunded Equity Commitments	$536	$536

As of June 30, 2025, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of June 30, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

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

Total lease expense incurred for each of the three months ended June 30, 2025 and 2024 was $0.1 million. As of June 30, 2025 and March 31, 2025, the asset related to the operating lease was $3.7 million and $3.9 million, respectively, and as of June 30, 2025 and March 31, 2025, the lease liability was $5.1 million and $5.4 million, respectively. As of June 30, 2025, the remaining lease term was 10.3 years and the weighted average discount rate was 7.37%.

The following table shows future minimum payments under the Company's operating leases as of June 30, 2025 (in thousands):

Year ending March 31,	Rent Commitment
2026	$525
2027	715
2028	733
2029	752
2030	771
Thereafter	4,988
Total	$8,484

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three months ended June 30, 2025 and 2024, we did not receive any management fees from our portfolio companies.

13.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2025 and 2024 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2025	2024
Investment income (1)	$1.04	$1.13
Operating expenses (1)	(0.43)	(0.44)
Income taxes (1)	(0.02)	(0.06)
Net investment income (1)	0.59	0.63
Net realized gain (loss), net of tax (1)	0.29	0.02
Net unrealized (depreciation) appreciation on investments, net of tax (1)	(0.38)	(0.34)
Total increase from investment operations	0.50	0.31
Accretive effect of share issuances and repurchases	0.13	0.27
Dividends to shareholders	(0.64)	(0.63)
Issuance of restricted stock (2)	(0.10)	(0.13)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.04)	(0.07)
Share based compensation expense	0.02	0.03
Other (3)	0.02	0.05
(Decrease) increase in net asset value	(0.11)	(0.17)
Net asset value
Beginning of period	16.70	16.77
End of period	$16.59	$16.60

Ratios and Supplemental Data
Ratio of operating expenses to average net assets (4)	10.13%	10.35%
Ratio of operating expenses (excluding interest expense) to average net assets (4)	3.48%	3.93%
Ratio of net investment income to average net assets (4)	13.91%	14.88%
Portfolio turnover	5.26%	6.22%
Total investment return (5)	1.61%	7.05%
Total return based on change in NAV (6)	3.17%	2.74%

Per share market value at the end of the period	$22.04	$26.09
Weighted-average basic shares outstanding	53,517	45,665
Weighted-average diluted shares outstanding	62,777	45,665
Common shares outstanding at end of period	55,227	46,838

(1)Based on weighted average of common shares outstanding for the period.
(2)Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end. The balance increases with the increase in variability of shares outstanding throughout the year due to share issuance and repurchase activity.
(4)The ratios reflect an annualized amount.
(5)Total investment return based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by CSWC’s dividend reinvestment plan during the period. As such, the total investment return is not annualized. The return does not reflect any sales load that may be paid by an investor.
(6)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to shareholders and other non-operating changes during the period, as divided by the beginning NAV, and has not been annualized.

14.    SUBSEQUENT EVENTS

On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same day.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$100	$6	$85	$1	$—	$—	$(6)	$80
	First Lien		8,750	344	7,437	6	—	—	(443)	7,000
	27,000 Class A Units		—	—	—	—	—	—	—	—
KMS, LLC	First Lien	Distribution	2,484	77	2,407	77	—	—	(124)	2,360
	Delayed Draw Term Loan		2,408	83	2,261	83	—	—	(56)	2,288
	19,395.96 Series A Preferred Units		—	—	6,305	—	—	—	—	6,305
National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,875	145	11,282	254	(247)	—	(8)	11,281
	First Lien - Term Loan B		11,875	146	9,500	273	(265)	—	(8)	9,500
	191,049.33 Class A-3 Preferred Units		—	24	2,007	—	—	—	29	2,036
	Warrants		—	—	92	—	—	—	398	490
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	3,130	51	2,284	846	—	—	—	3,130
	First Lien - Tranche A Term Loan		11,120	—	9,318	—	—	—	156	9,474
	First Lien - Tranche B Term Loan		11,120	—	3,114	—	—	—	(3,114)	—
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$62,862	$876	$56,092	$1,540	$(512)	$—	$(3,176)	$53,944

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$189	$8	$181	$8	$—	$—	$—	$189
	First Lien - Term Loan A		3,008	75	2,933	75	—	—	—	3,008
	First Lien - Term Loan B		3,023	90	2,933	90	—	—	(453)	2,570
	Delayed Draw Term Loan		748	13	—	748	—	—	—	748
	11,909,274 shares of preferred stock		—	—	5,702	—	—	—	(2,594)	3,108
	617,803 shares of common stock		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	695	—	685	—	(685)	—	—	—
	First Lien		21,024	—	20,761	—	(20,761)	—	—	—
	Delayed Draw Term Loan		4,839	—	2,893	—	(2,893)	—	—	—
	1,006,045.85 Preferred Units		—	—	2,941	—	(5,431)	4,087	(1,597)	—
American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	5,859	192	5,851	8	—	—	—	5,859
	First Lien - Term Loan B		5,859	192	4,973	8	—	—	(1)	4,980
	21,062.03 Class A Preferred Units		—	—	1,843	—	—	—	(649)	1,194
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	920	34	886	34	—	—	—	920
	First Lien		3,616	99	3,473	101	—	—	42	3,616
	100 Class A Units		—	—	5	—	—	—	—	5
	13,898.32 Class A-1 Preferred Units		—	—	3,032	—	—	—	753	3,785
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	9	—	5	—	—	(5)	—
	First Lien		14,477	438	14,700	18	(223)	—	(18)	14,477
	1,000,000 Class A Units		—	—	1,805	—	—	—	—	1,805
	500,000 Class B Units		—	—	797	—	—	—	—	797
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,750	24	1,450	278	—	—	22	1,750
	First Lien		18,540	404	18,525	(126)	—	—	141	18,540
	Delayed Draw Term Loan		101	(7)	101	(11)	—	—	11	101
	2,620,670 Preferred Units		—	—	3,163	—	—	—	—	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	186	5,880	5	—	—	115	6,000
	1,250,000 Preferred Units		—	—	1,038	—	—	—	313	1,351
Crafty Apes, LLC	First Lien	Movies & Entertainment	3,941	123	3,653	123	—	—	(21)	3,755
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519.07 Class A Common Units		—	—	5,037	—	—	—	—	5,037
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	4,910	145	4,766	145	—	—	(1)	4,910
	First Lien - Term Loan B		4,985	163	4,985	—	—	—	—	4,985
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	7	—	4	—	—	(4)	—
	First lien		5,831	176	5,866	6	(35)	—	(6)	5,831
	1,000,000 Class A Preferred Units		—	100	2,747	—	—	—	172	2,919

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	2	—	1	—	—	(1)	—
	First Lien		375	20	563	—	(188)	—	—	375
	1,000 Class A units		—	—	336	—	—	—	—	336
	360.06 Class A-1 units		—	—	121	—	—	—	—	121
Gravitiq LLC	Revolving Loan	Consumer Products	—	9	—	2	—	—	(2)	—
	First Lien - Term Loan A		14,906	427	14,082	39	(93)	—	580	14,608
	First Lien - Term Loan B		14,906	501	14,082	37	(94)	—	583	14,608
	Warrants		—	—	1,597	—	—	—	595	2,192
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	119	3,525	6	—	—	(6)	3,525
	First Lien - Term Loan		14,840	574	13,356	1,612	—	—	(128)	14,840
	First Lien - Term Loan B		14,840	647	13,356	1,611	—	—	(127)	14,840
	First Lien - Term Loan C		5,288	2	—	5,288	—	—	—	5,288
	Delayed Draw Term Loan - A		—	—	1,484	—	(1,484)	—	—	—
	Delayed Draw Term Loan - B		—	—	1,484	—	(1,484)	—	—	—
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	Warrants		—	751	9,755	—	—	—	885	10,640
	Warrants		—	593	11,369	—	—	—	1,268	12,637
	9.25% Class A membership interest		—	600	8,776		—	—	1,187	9,963
iVueit, LLC	Revolving Loan	Business Services	250	6	—	251	—	—	(3)	248
	First lien		10,000	264	9,902	4	—	—	4	9,910
	Delayed Draw Term Loan		—	13	—	—	—	—	—	—
	2,000 Preferred Units		—	—	2,000	—	—	—	232	2,232

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	—	12	701	208	(937)	—	28	—
	First Lien		5,026	96	4,842	—	(12)	—	106	4,936
	Second Lien		5,208	—	—	—	—	—	—	—
	208,333.3300 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.9900 Common units		—	—	—	—	—	—	—	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	4	—	3	—	—	(3)	—
	First Lien		5,000	147	4,765	4	—	—	(4)	4,765
	Delayed Draw Term Loan		5,400	107	5,146	(55)	—	—	55	5,146
	10,667 Common units		—	—	610	—	—	—	—	610
Red Dog Operations Holding Company LLC	Revolving Loan	Consumer Services	—	4	—	2	—	—	(2)	—
	First Lien		9,700	235	7,425	2,181	—	—	(3)	9,603
	1,244 Class A Preferred Units		—	—	1,000	244	—	—	(219)	1,025
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	4	—	1	—	—	(1)	—
	First Lien		14,599	423	14,598	2	—	—	(1)	14,599
	3,364 Class A-2 Units		—	—	802	—	—	—	(28)	774
	1,100 Class A-1 units		—	—	196	—	—	—	(9)	187
	16,084 Class A units		—	—	941	—	—	—	(135)	806
Sonobi, Inc.	500,000 Class A Common units	Media & Marketing	—	—	—	—	—	—	—	—
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	7,560	—	—	—	—	—	—	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	June 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2025
Student Resource Center LLC	First Lien	Education	9,644	—	3,761	—	—	—	—	3,761
	355,555.56 Senior Preferred units		—	—	—	—	—	—	—	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	223	7,312	5	—	—	33	7,350
	1,625,472 Class A-1 Preferred Units		—	—	1,082	90	—	—	(46)	1,126
Total Affiliate Investments			$258,885	$8,254	$292,891	$13,055	$(34,320)	$4,087	$1,058	$276,771
Total Control & Affiliate Investments			$321,747	$9,130	$348,983	$14,595	$(34,832)	$4,087	$(2,118)	$330,715
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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; the impact of geopolitical conditions and its impact on financial market volatility, global economic markets and various sectors and industries; regulatory changes; changes in tax treatment; an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us; and our ability to operate our wholly owned subsidiaries, Capital Southwest SBIC I, LP and Capital Southwest SBIC II, LP, as small business investment companies. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. For the three months ended June 30, 2025 and 2024, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.69% and 1.79%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of both June 30, 2025 and March 31, 2025, our investment portfolio at fair value represented approximately 94.6% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 — Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of June 30, 2025 and March 31, 2025 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2025, investments on non-accrual status represented approximately 0.8% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

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

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity's expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,780.2 million as of June 30, 2025, as compared to $1,785.3 million as of March 31, 2025. As of June 30, 2025, we had investments in 122 portfolio companies with an aggregate cost of $1,798.4 million. As of March 31, 2025, we had investments in 121 portfolio companies with an aggregate cost of $1,779.4 million. The following table presents certain additional selected information regarding our debt investments as of June 30, 2025 and March 31, 2025 (dollars in millions):

	June 30, 2025	March 31, 2025
Debt investments, at fair value, bearing a floating rate	$1,553.7	$1,562.3
Percentage of debt bearing a floating rate	96.3%	97.3%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	99.1%
Debt investments, at fair value, bearing a fixed rate	$60.3	$43.6
Percentage of debt bearing a fixed rate	3.7%	2.7%
Weighted average contractual minimum interest rate	1.5%	1.5%

The following tables provide a summary of our investments in portfolio companies as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
	(dollars in thousands)
Number of portfolio companies (a)	122	121
Fair value	$1,780,198	$1,785,299
Cost	$1,798,438	$1,779,360
% of portfolio at fair value - debt	90.7%	90.0%
% of portfolio at fair value - equity	9.3%	10.0%
% of investments at fair value secured by first lien	89.6%	88.9%
Weighted average annual effective yield on debt investments (b)	11.8%	11.7%
Weighted average annual effective yield on total investments (c)	12.2%	11.5%
Weighted average EBITDA (d)	$19,604	$18,499
Weighted average leverage through CSWC security (e)	3.4x	3.5x

(a)At June 30, 2025 and March 31, 2025, we had equity ownership in approximately 65.6% and 65.3%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses.

The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2025 and March 31, 2025, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2025, investments on non-accrual status represented approximately 0.8% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. For the three months ended June 30, 2025, 15 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. For the year ended June 30, 2025, 15 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. For the year ended March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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
•Investment Rating 3 involves an investment performing below underwriting expectations and the trends and risk factors are generally neutral to negative. The investment may be out of compliance with financial covenants, however interest payments are generally not past due and the investment is typically on accrual.
•Investment Rating 4 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are generally negative and the risk of the investment has increased. Interest payments on our investment are likely to be impaired and the investment is typically on non-accrual, however there is not an expectation of significant principal loss.
•Investment Rating 5 indicates that the investment is performing materially below underwriting expectations, the trends and risk factors are negative and the risk of the investment has increased substantially. Interest payments on our investment are impaired, the investment is on non-accrual, and there is an expectation of significant principal loss.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2025 and March 31, 2025:

	As of June 30, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$336,898	20.9%
2	1,142,222	70.8
3	113,564	7.0
4	17,540	1.1
5	3,761	0.2
Total	$1,613,985	100.0%

	As of March 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$400,989	25.0%
2	1,035,968	64.5
3	144,929	9.0
4	20,259	1.3
5	3,761	0.2
Total	$1,605,906	100.0%

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

As of June 30, 2025, investments on non-accrual status represented approximately 0.8% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

Investment Activity

During the three months ended June 30, 2025, we made debt investments totaling $83.2 million and equity investments totaling $2.0 million. We also received, in connection with the sale of a preferred equity investment, an earnout with a current fair value of $3.5 million, which is included in financial instruments. We received contractual principal repayments totaling approximately $8.8 million and full prepayments of approximately $54.0 million. We funded $9.6 million on revolving loans and received $12.4 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $31.7 million.

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

Total portfolio investment activity for the three months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

Three months ended June 30, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	92,838	—	57	1,971	3,457	98,323
Proceeds from sales of investments	(1,789)	—	—	(29,867)	—	(31,656)
Principal repayments received	(75,234)	—	(15)	—	—	(75,249)
Conversion/exchange of security	(3,951)	—	—	3,951	—	—
PIK interest earned	3,002	—	3	—	—	3,005
Accretion of loan discounts	2,698	13	—	—	—	2,711
Realized gain (loss)	(5,266)	—	—	27,211	—	21,945
Unrealized (loss) gain	(3,582)	(696)	1	(19,903)	—	(24,180)
Fair value, end of period	$1,595,338	$17,383	$1,264	$162,756	$3,457	$1,780,198

Three months ended June 30, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	88,046	—	57	3,133	91,236
Proceeds from sales of investments	(8,171)	—	—	—	(8,171)
Principal repayments received	(85,047)	(3,210)	—	—	(88,257)
Distributions-in-kind (1)	4,115	—	—	2,294	6,409
Conversion of security	—	—	(153)	153	—
PIK interest earned	3,512	70	9	—	3,591
Accretion of loan discounts	1,505	26	—	—	1,531
Realized gain (loss)	831	206	—	—	1,037
Unrealized (loss) gain	(8,334)	(2,773)	31	(4,735)	(15,811)
Fair value, end of period	$1,305,906	$28,093	$1,280	$132,847	$1,468,126
(1)In connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between CSWC and Main Street Capital Corporation, the Company received distributions-in-kind of investments.

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

Comparison of three months ended June 30, 2025 and June 30, 2024

	Three Months Ended
	June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$55,947	$51,354	$4,593	8.9%
Interest expense	15,264	12,447	2,817	22.6%
Other operating expenses	7,966	7,621	345	4.5%
Income before taxes	32,717	31,286	1,431	4.6%
Income tax provision	828	2,427	(1,599)	(65.9)%
Net investment income	31,889	28,859	3,030	10.5%
Net realized gain on investments, net of tax	15,704	711	14,993	2,108.7%
Net unrealized (depreciation) appreciation on investments, net of tax	(20,592)	(15,535)	(5,057)	32.6%
Net increase in net assets from operations	$27,001	$14,035	$12,966	92.4%

Investment Income

Total investment income for the three months ended June 30, 2025 was approximately $55.9 million, a $4.6 million, or 8.9%, increase as compared to the three months ended June 30, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Interest income	$44,404	$41,455
PIK interest income	3,260	3,051
Amortization of purchase discounts and fees	2,711	1,532
Dividend income	3,677	2,418
Fee income	1,608	2,356
Other investment income	287	542
Total investment income	$55,947	$51,354

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended June 30, 2025 totaled $50.4 million as compared to $46.0 million for the three months ended June 30, 2024. The increase was primarily due to a 21.7% increase in the average monthly cost basis of debt investments held by us from $1,375.7 million to $1,673.8 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 13.3% to 11.8% year-over-year. Dividend income for the three months ended June 30, 2025 increased $1.3 million as compared to the three months ended June 30, 2024 primarily due to an increase in distributions received from portfolio companies, as well as a non-recurring dividend received during the current quarter. Fee income for the three months ended June 30, 2025 decreased $0.7 million as compared to the three months ended June 30, 2024 primarily due to a decrease in amendment fees in the current quarter. Other income for the three months ended June 30, 2025 decreased $0.3 million as compared to the three months ended June 30, 2024 primarily due to a decrease in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2025, our total interest expense was $15.3 million, an increase of $2.8 million, as compared to the total interest expense of $12.4 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 5.60% to 5.46% for the three months ended June 30, 2024 and June 30, 2025, respectively. This decrease in the weighted average interest rate on our total debt was primarily due to a decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $0.4 million, or 8.7%, as compared to the total employee compensation expense for the three months ended June 30, 2024. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended June 30, 2025, our total general and administrative expense remained relatively flat at $2.9 million as compared to the total general and administrative expense for the three months ended June 30, 2024.

Net Investment Income

For the three months ended June 30, 2025, income before taxes increased by $1.4 million, or 4.6%. Net investment income increased from the prior year period by $3.0 million, or 10.5%, to $31.9 million as a result of a $4.6 million increase in total investment income and a $1.6 million decrease in income tax provision, partially offset by a $2.8 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $15.7 million for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(137)	$(5,130)	$—	$(5,267)
Equity	27,211	—	(6,240)	20,971
Total net realized (loss) gain	$27,074	$(5,130)	$(6,240)	$15,704
(1)Included in "Other" is a $6.2 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized gain on investments of $0.7 million for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,046	$—	$(65)	$981
Equity	—	—	(270)	(270)
Total net realized (loss) gain	$1,046	$—	$(335)	$711

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $20.6 million for the three months ended June 30, 2025 (amounts in thousands):

	Three Months Ended June 30, 2025
	Debt	Equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$2,356	$(31,676)	$(29,320)
Net unrealized (depreciation) appreciation relating to portfolio investments	(6,633)	15,361[1]	8,728
Total net unrealized (depreciation) appreciation on investments	$(4,277)	$(16,315)	$(20,592)
1Includes a deferred tax benefit of $3.6 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $15.5 million for the three months ended June 30, 2024 (amounts in thousands):

	Three Months Ended June 30, 2024
	Debt	Equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$(496)	$—	$(496)
Net unrealized (depreciation) appreciation relating to portfolio investments	(10,579)	(4,460)[1]	(15,039)
Total net unrealized appreciation (depreciation) on investments	$(11,075)	$(4,460)	$(15,535)
1 Includes a deferred tax benefit of $0.3 million associated with the Taxable Subsidiary.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2025, the Company’s asset coverage was 220%.

Cash Flows

For the three months ended June 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $3.7 million. During the foregoing period, our operating activities provided $30.5 million in cash, consisting primarily of $73.8 million from sales and repayments received from debt investments in portfolio companies and $26.3 million from sales of equity investments in portfolio companies, partially offset by new portfolio investments made by the Company of $94.9 million. In addition, our financing activities used cash of $26.7 million, consisting primarily of cash dividends paid in the amount of $35.3 million and net repayments on our Credit Facilities of $31.0 million, partially offset by net proceeds from the Equity ATM Program of $41.2 million. At June 30, 2025, the Company had cash and cash equivalents of approximately $46.9 million and restricted cash of approximately $1.7 million.

For the three months ended June 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $1.0 million. During that period, our operating activities provided $31.1 million in cash, consisting primarily of $95.4 million from sales and repayments received from debt investments in portfolio companies, partially offset by new portfolio investments made by the Company of $91.2 million. In addition, our financing activities used cash of $30.1 million, consisting primarily of net repayments on our Credit Facilities of $36.0 million and cash dividends paid in the amount of $29.5 million, partially offset by net proceeds from the Equity ATM Program of $37.8 million. At June 30, 2024, the Company had cash and cash equivalents of approximately $33.3 million.

Capital Resources

As of June 30, 2025, we had $46.9 million in unrestricted cash and cash equivalents and $397.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of June 30, 2025, we had $200.0 million outstanding and $309.2 million of undrawn commitments under the Corporate Credit Facility, and $112.0 million outstanding and $88.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both June 30, 2025 and March 31, 2025.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of the August 2028 Notes was $71.9 million as of both June 30, 2025 and March 31, 2025.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both June 30, 2025 and March 31, 2025was $230.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, and the 2029 Convertible Notes, including material terms, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I and SBIC II to each borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of June 30, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of June 30, 2025, SBIC II did not have a leverage commitment from the SBA. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended June 30,
	2025	2024
Number of shares sold	2,034,917	1,498,981
Gross proceeds received (in thousands)	$41,725	$38,367
Net proceeds received (in thousands) (1)	$41,197	$37,792
Weighted average price per share	$20.50	$25.60

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both June 30, 2025 and June 30, 2024, no amounts remained receivable.

Cumulative to date, the Company has sold 35,076,094 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.43, raising $751.7 million of gross proceeds. Net proceeds were $740.2 million after commissions to the sales agents on shares sold. As of June 30, 2025, the Company had $248.3 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

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

At June 30, 2025 and March 31, 2025, we had a total of approximately $223.0 million and $197.4 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of June 30, 2025, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of June 30, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of June 30, 2025. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$8,484	$701	$1,458	$1,532	$4,793
Corporate Credit Facility	200,000	—	—	200,000	—
Interest due on Corporate Credit Facility (1)	41,657	13,480	26,996	1,181	—
SPV Credit Facility	112,000	—	—	112,000	—
Interest due on SPV Credit Facility (2)	29,064	7,812	15,645	5,607	—
October 2026 Notes	150,000	—	150,000	—	—
Interest due on October 2026 Notes	7,593	5,062	2,531	—	—
August 2028 Notes	71,875	—	—	71,875	—
Interest due on August 2028 Notes	18,104	5,570	11,141	1,393	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	53,044	11,788	23,575	17,681	—
SBA Debentures	175,000	—	—	—	175,000
Interest due on SBA Debentures (3)	63,577	7,631	15,476	15,455	25,015
	$1,160,398	$52,044	$246,822	$656,724	$204,808

(1)Amounts include interest payments calculated at an average rate of 6.65% of outstanding borrowings under the Corporate Credit Facility, which were $200.0 million as of June 30, 2025.
(2)Amounts include interest payments calculated at an average rate of 6.88% of outstanding borrowings under the SPV Credit Facility, which were $112.0 million as of June 30, 2025.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On July 24, 2025, the Company's shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same day.

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

The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will take a wait-and-see approach to obtain greater clarity before considering any policy adjustment, with a willingness to cut rates later in 2025; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2025, we were not a party to any hedging arrangements.

As of June 30, 2025, approximately 96.3% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments and borrowings as of June 30, 2025.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(25,548)	$(0.46)
(150 bps)	(19,210)	(0.35)
(100 bps)	(12,807)	(0.23)
(50 bps)	(6,403)	(0.12)
50 bps	6,403	0.12

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2025.

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 that we filed with the SEC on May 20, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2025, the Company did not repurchase any shares under the share repurchase program.
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

4.12	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).
10.1*	Capital Southwest Corporation Amended and Restated 2021 Employee Restricted Stock Award Plan.
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CAPITAL SOUTHWEST CORPORATION

August 7, 2025	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
President and Chief Executive Officer

August 7, 2025	By:	/s/ Chris T. Rehberger
Date		Chris T. Rehberger
Chief Financial Officer, Secretary and Treasurer