Form 10-Q
period 2025-09-30
CAPITAL SOUTHWEST CORP
filed 2025-11-03
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

57,466,998 shares of Common Stock, $0.25 value per share, as of October 30, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2025	2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,490,045 and $1,403,623, respectively)	$1,488,403	$1,436,316
Affiliate investments (Cost: $334,800 and $304,824, respectively)	334,811	292,891
Control investments (Cost: $71,681 and $70,913, respectively)	54,693	56,092
Total investments (Cost: $1,896,526 and $1,779,360, respectively)	1,877,907	1,785,299
Cash and cash equivalents	87,429	43,221
Restricted cash	1,650	1,650
Receivables:
Dividends and interest	33,031	30,303
Escrow	1,855	1,926
Other	2,698	2,018
Income tax receivable	48	94
Debt issuance costs (net of accumulated amortization of $11,764 and $10,357, respectively)	8,277	9,266
Other assets	8,429	9,063
Total assets	$2,021,324	$1,882,840
Liabilities
SBA Debentures (net of $4,088 and $4,082, respectively, of unamortized debt issuance costs)	$170,912	$170,918
October 2026 Notes (net of $769 and $1,154, respectively, of unamortized debt issuance costs)	149,231	148,846
August 2028 Notes (net of $1,429 and $1,681, respectively, of unamortized debt issuance costs)	70,446	70,194
2029 Convertible Notes (net of $6,153 and $6,893, respectively, of unamortized debt issuance costs)	223,847	223,107
September 2030 Notes (net of $6,678 and $0, respectively, of unamortized debt issuance costs)	343,322	—
Credit Facilities	77,000	343,000
Other liabilities	21,079	23,038
Accrued restoration plan liability	545	555
Income tax payable	3,077	2,769
Deferred tax liability	14,861	16,780
Total liabilities	1,074,320	999,207

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at September 30, 2025 and March 31, 2025; issued, 56,966,998 shares at September 30, 2025 and 52,912,796 shares at March 31, 2025	14,242	13,228
Additional paid-in capital	1,040,244	959,123
Total distributable (loss) earnings	(107,482)	(88,718)
Total net assets	947,004	883,633
Total liabilities and net assets	$2,021,324	$1,882,840
Net asset value per share (56,966,998 shares outstanding at September 30, 2025 and 52,912,796 shares outstanding at March 31, 2025)	$16.62	$16.70
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment income:
Interest income:
Non-control/Non-affiliate investments	$40,746	$38,621	$81,984	$76,557
Affiliate investments	6,831	4,727	12,087	9,486
Control investments	681	350	1,302	642
Payment-in-kind interest income:
Non-control/Non-affiliate investments	1,673	1,835	3,749	4,308
Affiliate investments	912	563	1,865	1,141
Control investments	209	—	440	—
Dividend income:
Non-control/Non-affiliate investments	52	572	1,660	2,939
Affiliate investments	2,690	—	4,735	51
Control investments	—	—	24	—
Fee income:
Non-control/Non-affiliate investments	1,740	954	3,136	2,918
Affiliate investments	770	584	959	918
Control investments	23	9	46	67
Other income	618	491	905	1,033
Total investment income	56,945	48,706	112,892	100,060
Operating expenses:
Compensation	2,631	1,990	6,587	5,456
Share-based compensation	1,270	1,538	2,413	2,762
Interest	16,020	12,587	31,284	25,034
Professional fees	1,341	1,095	2,551	2,452
General and administrative	1,666	1,482	3,323	3,056
Total operating expenses	22,928	18,692	46,158	38,760
Income before taxes	34,017	30,014	66,734	61,300
Federal income, excise and other taxes	1,149	325	2,248	542
Deferred taxes	884	(1,476)	613	734
Total income tax provision (benefit)	2,033	(1,151)	2,861	1,276
Net investment income	$31,984	$31,165	$63,873	$60,024
Realized (loss) gain
Non-control/Non-affiliate investments	$3,485	$(10,289)	$21,331	$(9,485)
Affiliate investments	(7,652)	—	(3,565)	167
Control investments	—	—	—	(260)
Income tax provision	(759)	—	(6,988)	—
Total net realized (loss) gain on investments, net of tax	(4,926)	(10,289)	10,778	(9,578)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(12,146)	(1,866)	(34,208)	(14,226)
Affiliate investments	10,757	3,669	11,815	(552)
Control investments	1,010	(8)	(2,166)	762
Income tax (provision) benefit	(1,058)	13	2,530	289
Total net unrealized (depreciation) appreciation on investments, net of tax	(1,437)	1,808	(22,029)	(13,727)
Net realized and unrealized (losses) gains on investments	(6,363)	(8,481)	(11,251)	(23,305)
Realized loss on disposal of fixed assets	(2)	—	(2)	—
Net increase in net assets from operations	$25,619	$22,684	$52,620	$36,719

Pre-tax net investment income per share - basic	$0.61	$0.64	$1.21	$1.32
Net investment income per share – basic	$0.57	$0.66	$1.16	$1.29
Net increase in net assets from operations – basic	$0.46	$0.48	$0.95	$0.79
Net increase in net assets from operations - diluted	$0.44	$0.48	$0.92	$0.79
Weighted average common shares outstanding – basic	55,544,095	47,242,863	54,536,084	46,458,435
Weighted average common shares outstanding – diluted	64,830,413	47,242,863	63,809,345	46,458,435

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	1,498,981	375	—	—	37,403	—	37,778
Share-based compensation	—	—	—	—	1,224	—	1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89	—	—	(89)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)	—	—	(1,844)	—	(1,862)
Dividends to shareholders	—	—	—	—	—	(29,508)	(29,508)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	28,859	28,859
Net realized gain on investments	—	—	—	—	—	711	711
Net unrealized depreciation on investments	—	—	—	—	—	(15,535)	(15,535)
Balances at June 30, 2024	46,837,511	$11,709	—	$—	$833,627	$(68,005)	$777,331
Issuance of common stock	839,099	210	—	—	20,027	—	20,237
Share-based compensation	—	—	—	—	1,538	—	1,538
Issuance of common stock under restricted stock plan, net of forfeitures	10,075	3	—	—	(3)	—	—
Dividends to shareholders	—	—	—	—	—	(30,520)	(30,520)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	31,165	31,165
Net realized loss on investments	—	—	—	—	—	(10,289)	(10,289)
Net unrealized appreciation on investments	—	—	—	—	—	1,808	1,808
Balances at September 30, 2024	47,686,685	$11,922	—	$—	$855,177	$(75,841)	$791,258

Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633
Issuance of common stock	2,034,917	509	—	—	40,663	—	41,172
Share-based compensation	—	—	—	—	1,143	—	1,143
Issuance of common stock under restricted stock plan, net of forfeitures	332,250	83	—	—	(83)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,593)	(13)	—	—	(1,107)	—	(1,120)
Dividends to shareholders	—	—	—	—	—	(35,344)	(35,344)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	31,889	31,889
Net realized gain on investments	—	—	—	—	—	15,704	15,704
Net unrealized depreciation on investments	—	—	—	—	—	(20,592)	(20,592)
Balances at June 30, 2025	55,227,370	$13,807	—	$—	$999,728	$(97,061)	$916,474
Issuance of common stock	1,766,975	442	—	—	39,251	—	39,693
Share-based compensation	—	—	—	—	1,270	—	1,270
Issuance of common stock under restricted stock plan, net of forfeitures	(27,347)	(7)	—	—	7	—	—
Dividends to shareholders	—	—	—	—	—	(36,040)	(36,040)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	31,984	31,984
Net realized loss on investments and disposal of fixed assets	—	—	—	—	—	(4,928)	(4,928)
Net unrealized depreciation on investments	—	—	—	—	—	(1,437)	(1,437)
Balances at September 30, 2025	56,966,998	$14,242	—	$—	$1,040,244	$(107,482)	$947,004

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets from operations	$52,620	$36,719
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(237,711)	(194,049)
Proceeds from sales and repayments of debt investments in portfolio companies	114,745	153,053
Proceeds from sales and return of capital of equity investments in portfolio companies	30,918	—
Payment of accreted original issue discounts	1,211	1,753
Payment of accrued payment-in-kind interest	510	—
Depreciation and amortization	3,436	2,598
Net pension benefit	(33)	(33)
Realized (gain) loss on investments before income tax	(17,846)	9,624
Realized loss on disposal of fixed assets	2	—
Net unrealized depreciation on investments before income tax	24,559	14,016
Accretion of discounts on investments	(4,765)	(3,091)
Payment-in-kind interest	(6,115)	(6,065)
Share-based compensation expense	2,413	2,762
Deferred income taxes	(1,918)	592
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(2,634)	(7,585)
Decrease in escrow receivables	59	23
Decrease (increase) in tax receivable	47	(148)
Decrease (increase) in other receivables	1,123	(863)
Decrease in other assets	604	590
Increase in taxes payable	309	518
Decrease in other liabilities	(2,265)	(3,120)
Net cash (used in) provided by operating activities	(40,731)	7,294
Cash flows from investing activities
Acquisition of fixed assets	(222)	(522)
Net cash used in investing activities	(222)	(522)
Cash flows from financing activities
Proceeds from common stock offering	80,896	58,036
Borrowings under Credit Facilities	199,000	144,000
Repayments of Credit Facilities	(465,000)	(131,000)
Debt issuance costs paid	(1,440)	(954)
Proceeds from issuance of September 2030 Notes	344,208	—
Dividends to shareholders	(71,383)	(60,028)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,120)	(1,862)
Net cash provided by financing activities	85,161	8,192
Net increase in cash, cash equivalents and restricted cash	44,208	14,964
Cash and cash equivalents at beginning of period	44,871	32,273
Cash, cash equivalents and restricted cash at end of period	$89,079	$47,237
Supplemental cash flow disclosures:
Cash paid for income taxes	$8,952	$115
Cash paid for interest	29,678	22,546

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Six Months Ended September 30,
	2025	2024
Cash and cash equivalents	$87,429	$47,237
Restricted cash	1,650	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$89,079	$47,237

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	16.30%	SOFR (Q)	12.00%	2.00%	2.00%	4/15/2024	4/13/2029	135	125	101	(7)(10)(20)
	First Lien	16.29%	SOFR (Q)	12.00%	2.00%	2.00%	4/15/2024	4/13/2029	8,772	8,669	6,509	(7)
										8,794	6,610
Subtotal: Building & Infrastructure Products										8,794	6,610		0.70%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	12.26%	SOFR (M)	8.00%	2.00%	12.26%	12/20/2022	12/31/2026	5,066	5,054	5,066	(6)
	First Lien - Term Loan B	13.26%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										10,017	10,051
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(22)	—
	First Lien - Term Loan A	11.55%	SOFR (Q)	7.00%	2.00%		12/15/2022	12/15/2027	7,341	7,266	5,579
	First Lien - Term Loan B	13.55%	SOFR (Q)	9.00%	2.00%		12/15/2022	12/15/2027	7,413	7,330	5,160	(16)
										14,574	10,739
IVUEIT, LLC	Revolving Loan	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	250	241	248	(6)(10)
	First Lien	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,910	9,910	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										10,151	10,158
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(6)	—	(10)
	First Lien	11.19%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,275	4,259	4,275
										4,253	4,275
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.80%	SOFR (Q)	6.25%	1.00%		5/17/2022	5/17/2027	14,100	13,946	13,846
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	11.77%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2026	2,578	2,531	2,570	(10)(20)
	First Lien - Term Loan A	11.05%	SOFR (Q)	6.50%	1.00%		1/16/2024	11/19/2026	14,479	14,340	14,436
	First Lien - Term Loan B	13.05%	SOFR (Q)	8.50%	1.00%		1/16/2024	11/19/2026	14,479	14,344	14,436
	Delayed Draw Term Loan	12.05%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2026	3,748	3,695	3,737
										34,910	35,179
Subtotal: Business Services										87,851	84,248		8.90%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Commerical Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan	9.66%	SOFR (Q)	5.50%	1.50%		9/19/2024	9/19/2029	525	483	521	(10)
	First Lien	9.50%	SOFR (Q)	5.50%	1.50%		9/19/2024	9/19/2029	31,657	31,101	31,436
	Delayed Draw Term Loan	9.50%	SOFR (Q)	5.50%	1.50%		4/29/2025	9/19/2029	2,791	2,716	2,772	(10)
										34,300	34,729
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(27)	—	(10)
	First Lien - Term Loan A	9.04%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,899	14,895
	First Lien - Term Loan B	11.04%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,899	14,895
										29,771	29,790
WHITE PLAINS LINEN LLC	Revolving Loan	11.50%	SOFR (Q)	7.25%	2.00%		8/1/2025	5/1/2030	1,000	971	971	(6)(10)
	First Lien - Term Loan A	10.55%	SOFR (Q)	6.25%	2.00%		8/1/2025	5/1/2030	12,200	12,081	12,081	(6)
	First Lien - Term Loan B	12.55%	SOFR (Q)	8.25%	2.00%		8/1/2025	5/1/2030	12,200	12,081	12,081	(6)
										25,133	25,133
Subtotal: Commerical Services & Supplies										89,204	89,652		9.47%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(43)	—	(6)(10)
	First Lien - Term Loan A	10.29%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	14,813	13,975	14,516	(6)
	First Lien - Term Loan B	12.29%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	14,813	13,970	14,516	(6)
										27,902	29,032
HEAT TRAK, LLC	First Lien - Term Loan A	14.44%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,649	10,419
	First Lien - Term Loan E	14.44%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										13,149	12,919
HYBRID PROMOTIONS, LLC	Second Lien	12.54%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,867	15,999	(15)
LASH OPCO, LLC	Revolving Loan	12.01%	SOFR (Q)	7.75%	1.00%	5.10%	12/29/2021	9/17/2027	212	204	195	(10)
	First Lien	12.16%	SOFR (Q)	7.75%	1.00%	5.10%	12/29/2021	9/17/2027	18,149	17,983	16,703	(20)
										18,187	16,898

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
REVO BRANDS, INC.	Revolving Loan	11.77%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	7,300	7,201	7,081	(10)(20)
	First Lien - Term Loan A	10.79%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,580	10,422	10,263
	First Lien - Term Loan B	11.79%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,580	10,421	10,263
	First Lien - Term Loan C	12.79%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,580	10,420	10,263
										38,464	37,870
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	10.53%	SOFR (Q)	6.25%	1.50%		3/22/2024	3/21/2029	5,200	5,137	5,200	(10)(20)
	First Lien - Term Loan A	9.54%	SOFR (Q)	5.25%	1.50%		3/22/2024	3/21/2029	15,023	14,796	15,023
	First Lien - Term Loan B	11.54%	SOFR (Q)	7.25%	1.50%		3/22/2024	3/21/2029	15,023	14,793	15,023
	First Lien	10.54%	SOFR (Q)	6.25%	1.50%		1/2/2025	3/21/2029	6,000	5,949	6,000
										40,675	41,246
Subtotal: Consumer Products										154,417	154,137		16.28%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.70%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	683	689	(10)
	First Lien	9.69%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	20,971	20,760	20,803
	Delayed Draw Term Loan	9.64%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,144	6,144	6,094	(20)
										27,587	27,586
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(11)	—	(10)
	First Lien - Term Loan A	11.55%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,193	10,609
	First Lien - Term Loan B	13.55%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,193	10,609
										26,375	21,218
BETTER THAN HOME, INC.	Revolving Loan		SOFR	5.75%	1.00%		8/8/2025	8/8/2031	—	(22)	—	(10)
	First Lien	9.96%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	12,000	11,874	11,874	(20)
	Delayed Draw Term Loan	9.89%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	2,250	2,225	2,225	(10)(20)
										14,077	14,099
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	7.00%	1.50%		7/26/2024	11/27/2028	—	(17)	—	(10)
	First Lien	11.26%	SOFR (M)	7.00%	1.50%		7/26/2024	11/27/2028	14,790	14,505	13,311
										14,488	13,311

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
KINDRED PET SERVICE, LLC (fka RED DOG OPERATIONS HOLDING COMPANY LLC)	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(16)	—	(6)(10)
	First Lien	10.76%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	10,800	10,704	10,692	(6)(20)
										10,688	10,692
LIFT BRANDS, INC.	Tranche A Term Loan	11.76%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,297	2,297	2,292
	Tranche B Term Loan	9.50%	Fixed			9.50%	2/1/2024	9/30/2026	762	762	726
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	524
										3,608	3,542
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	5.75%	2.00%		5/15/2025	5/15/2030	—	(18)	—	(10)
	First Lien	10.04%	SOFR (Q)	5.75%	2.00%		5/15/2025	5/15/2030	10,000	9,906	9,900
										9,888	9,900
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(21)	—	(6)(10)
	First Lien	11.29%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,929	4,945	(6)
	Delayed Draw Term Loan	11.29%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,271	5,341	(6)(10)
										10,179	10,286
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(69)	—	(10)
	First Lien	10.29%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,254	16,500
										16,185	16,500
WASH & WAX SYSTEMS LLC	Revolving Loan	9.81%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	9	1	9	(10)
	First Lien	9.81%	SOFR (Q)	5.50%	1.00%	9.81%	4/30/2025	4/30/2028	6,866	6,750	6,866
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	4,616	4,616	3,924
										11,367	10,799
Subtotal: Consumer Services										144,442	137,933		14.57%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan	9.43%	SOFR (S)	5.00%	1.00%		2/22/2024	6/10/2028	217	215	217	(10)
	First Lien	9.15%	SOFR (Q)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,076	2,093
										2,291	2,310
Subtotal: Data Processing & Outsourced Services										2,291	2,310		0.24%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Distribution
KMS, LLC	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	2,121	2,121	2,121	(7)(15)
	Delayed Draw Term Loan	12.50%	Fixed				2/10/2025	9/29/2028	2,464	2,403	2,464	(7)(10)(15)
										4,524	4,585
Subtotal: Distribution										4,524	4,585		0.48%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.30%	SOFR (Q)	7.00%	2.00%		10/29/2024	10/29/2029	3,000	2,959	3,000	(10)(20)
	First Lien - Term Loan A	10.29%	SOFR (Q)	6.00%	2.00%		10/29/2024	10/29/2029	11,500	11,401	11,500
	First Lien - Term Loan B	12.29%	SOFR (Q)	8.00%	2.00%		10/29/2024	10/29/2029	11,500	11,401	11,489
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										25,761	25,989
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										35,264	29,750		3.14%
Energy Services
ACE GATHERING, INC.	First Lien	11.05%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	3,533	3,514	3,533	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	11.75%	SOFR (Q)	7.25%	1.00%		8/23/2022	8/19/2027	2,389	2,364	2,389	(9)(10)(20)(22)
	First Lien	11.71%	SOFR (Q)	7.25%	1.00%		8/23/2022	8/19/2027	5,472	5,414	5,472	(9)(22)
										7,778	7,861
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(17)	—	(10)
	First Lien	12.44%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,671	10,620	10,671
										10,603	10,671
Subtotal: Energy Services										21,895	22,065		2.33%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	1,220	1,220	1,220	(6)(10)
	First Lien	10.75%	SOFR (M)	6.50%	1.00%	10.75%	11/6/2023	11/6/2028	3,722	3,722	3,722	(6)
										4,942	4,942
ISLAND PUMP AND TANK, LLC	Revolving Loan	11.41%	SOFR (Q)	7.00%	2.00%		3/2/2023	5/17/2029	3,479	3,440	3,479	(20)
	First Lien - Term Loan A	10.55%	SOFR (Q)	6.00%	2.00%		2/23/2024	5/17/2029	12,218	12,068	12,218
	First Lien - Term Loan B	11.55%	SOFR (Q)	7.00%	2.00%		2/23/2024	5/17/2029	12,218	12,068	12,218
	First Lien - Term Loan C	12.55%	SOFR (Q)	8.00%	2.00%		2/23/2024	5/17/2029	12,218	12,062	12,218
										39,638	40,133

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%	Fixed				12/31/2021	12/31/2026	—	—	—	(6)(10)
	First Lien	7.50%	Fixed				12/31/2021	12/31/2026	5,013	5,013	4,922	(6)
	Second Lien	10.00%	Fixed			10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,221	4,922
Subtotal: Environmental Services										54,801	49,997		5.28%
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.78%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,000	23,700	24,000
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.79%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,899	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,625	11,451	10,520	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,625	11,449	10,520	(7)
										22,900	21,040
NINJATRADER, LLC	First Lien	10.94%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	46,282	46,245	46,282
Subtotal: Financial Services										102,744	101,322		10.70%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.94%	SOFR (Q)	8.50%	1.00%	12.94%	3/28/2025	3/28/2028	6,051	6,051	6,051	(6)
	First Lien - Term Loan B	12.94%	SOFR (Q)	8.50%	1.00%	12.94%	3/28/2025	3/28/2028	6,051	6,051	4,931	(6)
										12,102	10,982
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.80%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,083	14,197	(20)
	First Lien - Term Loan B	11.80%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	14,055	14,197	(20)
	First Lien - Term Loan C	12.80%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	14,055	14,197	(20)
										42,193	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.26%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	454	444	409	(10)(20)
	First Lien	11.26%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,846	3,792	3,462	(20)
										4,236	3,871

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MAMMOTH BORROWCO, INC.	Revolving Loan	10.47%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	1,850	1,791	1,758	(10)(20)
	First Lien - Term Loan A	9.45%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,514	10,330	9,988
	First Lien - Term Loan B	11.45%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,514	10,327	9,988
	Delayed Draw Term Loan	10.43%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,839	2,780	2,697	(20)
										25,228	24,431
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(25)	—
	First Lien	13.44%	SOFR (Q)	9.00%	1.00%	13.44%	8/10/2021	2/10/2027	24,118	23,949	21,513
										23,924	21,513
NEW SKINNY MIXES, LLC	Revolving Loan	12.52%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	1,250	1,214	1,250	(10)(20)
	First Lien	12.49%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,863	13,000
										14,077	14,250
Subtotal: Food, Agriculture & Beverage										121,760	117,638		12.42%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.29%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,975	1,951	1,975	(6)(10)(20)
	First Lien	11.29%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	18,641	18,482	18,641	(6)
										20,433	20,616
COMMAND GROUP ACQUISITION, LLC	First Lien	11.79%	SOFR (Q)	7.50%	2.00%		2/15/2024	2/15/2029	6,000	5,910	6,000	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.50%	2.00%		6/7/2023	6/7/2028	—	(21)	—	(10)
	First Lien	11.05%	SOFR (Q)	6.50%	2.00%		6/7/2023	6/7/2028	15,441	15,308	15,441
										15,287	15,441
SCRIP, INC.	First Lien	12.14%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,837	17,796	15,696
Subtotal: Healthcare Equipment & Supplies										59,426	57,753		6.10%
Healthcare Products
DWS BUYER LLC	Revolving Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(19)	—	(10)
	First Lien	9.70%	SOFR (Q)	5.50%	0.75%		7/29/2025	7/29/2031	6,552	6,456	6,456
	Delayed Draw Term Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(16)	—	(10)
										6,421	6,456

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/6/2022	6/5/2028	—	(17)	—	(10)
	First Lien	10.17%	SOFR (S)	6.00%	1.00%		6/6/2022	6/5/2028	19,422	19,258	19,033
										19,241	19,033
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(14)	—	(10)
	First Lien	10.01%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	12,162	12,054	12,162	(20)
										12,040	12,162
Subtotal: Healthcare Products										37,702	37,651		3.98%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00%	Fixed			18.00%	12/11/2020	6/2/2027	198	198	198	(6)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	3/31/2025	6/2/2027	3,086	3,086	3,086	(6)
	First Lien - Term Loan B	12.00%	Fixed			12.00%	3/31/2025	6/2/2027	3,023	3,023	1,375	(6)(16)
	Delayed Draw Term Loan	10.00%	Fixed			10.00%	4/1/2025	6/2/2027	768	768	768	(6)(10)
										7,075	5,427
CAVALIER BUYER, INC.	First Lien	12.14%	SOFR (Q)	8.00%	2.00%		2/10/2023	2/10/2028	10,500	10,405	10,490	(20)
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(25)	—	(10)
	First Lien - Term Loan A	10.79%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	5,500	5,423	5,500
	First Lien - Term Loan B	12.79%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	5,500	5,424	5,500
										10,822	11,000
CITYVET INC.	First Lien	11.39%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,469	35,000
CUMBRIA CAPITAL MSO, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/28/2024	10/29/2029	—	(12)	—	(10)
	First Lien	10.79%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,354	5,400
	Delayed Draw Term Loan	10.79%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	759	749	759	(10)
										6,091	6,159
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.38%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	776	771	706
	First Lien	14.38%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,287	8,160	7,542
										8,931	8,248
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(12)	—	(10)
	First Lien - Term Loan A	10.79%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,399	7,448
	First Lien - Term Loan B	12.79%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,398	7,440
										14,785	14,888

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan	10.51%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	100	75	99	(10)
	First Lien - Term Loan A	9.79%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,980	7,977
	First Lien - Term Loan B	11.79%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,979	7,977
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										16,034	16,053
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.94%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	1,000	982	1,000	(10)
	First Lien - Term Loan A	10.94%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,374	7,353	7,359
	First Lien - Term Loan B	12.94%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,374	7,353	7,388
	First Lien - Term Loan C	14.44%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,112	5,081	5,112
	First Lien - Term Loan D	11.94%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,884	12,794	12,884
										33,563	33,743
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(1)	—	(6)(10)
	First Lien	11.44%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,473	14,473	14,473	(6)
										14,472	14,473
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	3,592	3,592	3,592	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	7,217	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	—	(7)(16)
										25,816	10,809
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.00%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	980	988	(10)
	First Lien	10.00%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,381	17,290
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(76)	—	(10)
										18,285	18,278
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.54%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,410	7,200	(6)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	(22)	—	(10)
	First Lien	10.61%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	15,250	15,136	15,136	(20)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	—	—	(10)
										15,114	15,136
Subtotal: Healthcare Services										223,272	206,904		21.85%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.90%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2026	6,500	6,459	6,500	(15)
	First Lien - Term Loan B	12.90%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2026	6,500	6,460	6,500	(15)
	First Lien - Term Loan C	10.90%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2026	7,810	7,768	7,810	(15)
	First Lien - Term Loan D	12.90%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2026	7,810	7,768	7,810	(15)
										28,455	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(17)	—	(10)
	First Lien	12.29%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,790	6,729	6,722
										6,712	6,722
SUREKAP, LLC	First Lien - Term Loan A	9.30%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,947	18,001
	First Lien - Term Loan B	11.30%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,946	18,001
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,893	36,002
Subtotal: Industrial Machinery										73,060	71,343		7.53%
Industrial Products
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	9.00%	2.00%		1/30/2023	1/31/2028	—	(28)	—	(6)(10)
	First Lien	11.55%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,796	5,729	5,785	(6)(19)
										5,701	5,785
LLFLEX, LLC	First Lien	12.44%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,201	10,153	7,651	(15)
SERVERLIFT, LLC	Revolving Loan	9.54%	SOFR (Q)	5.25%	2.00%		12/31/2024	12/31/2029	1,000	963	1,000	(10)
	First Lien - Term Loan A	8.54%	SOFR (Q)	4.25%	2.00%		12/31/2024	12/31/2029	16,000	15,877	16,000
	First Lien - Term Loan B	10.54%	SOFR (Q)	6.25%	2.00%		12/31/2024	12/31/2029	16,000	15,876	16,000
										32,716	33,000
Subtotal: Industrial Products										48,570	46,436		4.90%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.01%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	316	330	(10)
	First Lien	10.16%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	17,132	16,973	17,132	(20)
										17,289	17,462
MISSION CRITICAL GROUP, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/18/2025	4/17/2030	—	(36)	—	(10)
	First Lien	10.14%	SOFR (M)	6.00%	1.00%		6/18/2025	4/17/2030	10,977	10,767	10,901
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		6/18/2025	4/17/2030	—	(43)	—	(10)
										10,688	10,901
PRECISION SPRAY & COATINGS, LLC	First Lien	11.80%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,961	3,961	(6)
UPS INTERMEDIATE, LLC	First Lien	10.41%	SOFR (M)	6.25%	1.00%		7/31/2024	7/27/2029	9,875	9,713	9,678	(15)
Subtotal: Industrial Services										41,651	42,002		4.44%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.65%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	846	801	846	(10)
	First Lien	10.65%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	26,198	26,059	26,198	(19)
										26,860	27,044
ACCELERATION PARTNERS	First Lien	12.33%	SOFR (Q)	7.89%	1.00%		12/1/2020	12/31/2026	19,749	19,607	19,749	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	11.44%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	779	800	(9)(10)(22)
	First Lien - Term Loan A	10.44%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,820	8,715	8,820	(9)(22)
	First Lien - Term Loan B	12.44%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,820	8,713	8,820	(9)(22)
										18,207	18,440
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(20)	—	(10)
	First Lien - Term Loan A	10.44%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,753	6,689	6,658
	First Lien - Term Loan B	10.44%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,753	6,689	6,658
	First Lien - Term Loan C	10.44%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,443	11,358	11,282
	Delayed Draw Term Loan	10.44%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,591	3,539	3,541	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										28,640	28,524
FMT SOLUTIONS, LLC	First Lien	11.79%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,691	6,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	6.00%	1.00%		12/1/2023	12/1/2028	—	(19)	—	(10)
	First Lien - Term Loan A	9.29%	SOFR (Q)	5.00%	1.00%		12/1/2023	12/1/2028	7,500	7,437	7,500	(10)
	First Lien - Term Loan B	11.29%	SOFR (Q)	7.00%	1.00%		12/1/2023	12/1/2028	7,500	7,436	7,500	(10)
	Delayed Draw Term Loan	10.27%	SOFR (Q)	6.00%	1.00%		4/3/2025	12/1/2028	5,500	5,404	5,500	(10)(20)
										20,258	20,500
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(9)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,750	6,686	6,686	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,750	6,686	6,686	(6)
										13,363	13,372
SOCIALSEO, LLC	Revolving Loan	11.28%	SOFR (M)	7.00%	2.00%		3/6/2025	6/24/2027	1,200	1,177	1,189	(10)
	First Lien - Term Loan A	10.28%	SOFR (M)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,047	10,034
	First Lien - Term Loan B	12.28%	SOFR (M)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,046	10,034
										21,270	21,257
Subtotal: Media & Marketing										154,896	155,636		16.43%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.75%	SOFR (M)	6.50%	1.00%	10.75%	11/20/2024	6/1/2027	4,053	3,926	3,863	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,926	3,863
Subtotal: Movies & Entertainment										3,926	3,863		0.41%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(11)	—	(10)
	First Lien - Term Loan A	11.78%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,799	4,781	4,799
	First Lien - Term Loan B	13.78%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,799	4,781	4,799
	First Lien	12.69%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	19,913	19,720	19,913	(20)
	Delayed Draw Term Loan	12.78%	SOFR (M)	8.50%	1.00%		3/16/2018	11/20/2026	4,204	4,173	4,204
										33,444	33,715
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										33,444	33,715		3.56%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Research & Consulting Services
ENSTOA, INC.	First Lien	10.31%	SOFR (M)	6.00%	1.00%		5/1/2025	5/1/2030	9,306	9,153	9,082
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		5/1/2025	5/1/2030	—	(86)	—	(10)
										9,067	9,082
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(51)	—	(10)
	First Lien - Term Loan A	9.19%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,820	14,970
	First Lien - Term Loan B	11.19%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,822	14,955
										29,591	29,925
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(8)	—	(10)
	First Lien	10.79%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,966	4,000
										3,958	4,000
Subtotal: Research & Consulting Services										42,616	43,007		4.54%
Restaurants
ONE GROUP, LLC	First Lien	10.78%	SOFR (M)	6.50%	1.00%		2/22/2024	10/29/2026	9,530	9,487	9,530
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(18)	—	(10)
	First Lien - Term Loan A	10.79%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,893	8,000
	First Lien - Term Loan B	12.79%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,891	8,000
										15,766	16,000
Subtotal: Restaurants										25,253	25,530		2.70%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(17)	—
	First Lien - Term Loan A	12.55%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,830	9,000
										9,813	9,000
CADMIUM, LLC	Revolving Loan	11.26%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	614	601
	First Lien	11.26%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	8,030	8,006	7,836
										8,620	8,437
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(5)	—	(6)(10)
	First Lien	13.65%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	188	188	188	(6)
										183	188
INFOGAIN CORPORATION	First Lien	10.01%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,665	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(8)	—	(10)
	First Lien	11.55%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,798	3,816
										3,790	3,816

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ZENFOLIO INC.	Revolving Loan	11.95%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	2,500	2,460	2,500	(10)
	First Lien	11.95%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,687	19,564	19,687
										22,024	22,187
Subtotal: Software & IT Services										48,095	47,320		5.00%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.53%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,250	2,224	2,250	(10)(20)
	First Lien - Term Loan A	9.55%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	9,250	9,170	9,250
	First Lien - Term Loan B	11.55%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,171	9,250
										20,565	20,750
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/16/2028	—	(34)	—	(6)(10)
	First Lien	11.44%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	14,377	14,287	14,377	(6)
										14,253	14,377
Subtotal: Specialty Retail										34,818	35,127		3.71%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.60%	SOFR (Q)	6.25%	1.00%		3/12/2024	12/29/2027	3,358	3,334	2,350
TRAFERA, LLC	First Lien	11.44%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,525	5,511	5,249	(15)
Subtotal: Technology Products & Components										8,845	7,599		0.80%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	11.83%	SOFR (Q)	7.50%	2.00%	2.75%	3/11/2024	12/31/2028	2,323	2,323	1,858
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,637	2,172
MERCURY ACQUISITION 2021, LLC	First Lien	12.55%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,890	10,858
	Second Lien	15.55%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	1,171	(16)
										15,795	12,029
U.S. TELEPACIFIC CORP.	First Lien	12.32%	SOFR(Q)	8.00%	1.00%	7.00%	3/19/2024	5/2/2026	2,630	2,630	1,063
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,860	1,121
UNWIRED BROADBAND, LLC	First Lien	10.40%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	6,975	6,836	6,836	(10)
	Delayed Draw Term Loan A		SOFR	6.25%	1.00%		9/30/2025	9/30/2027	—	(158)	—	(10)
	Delayed Draw Term Loan B		SOFR	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	—	(134)	—	(10)
										6,544	6,836
Subtotal: Telecommunications										27,836	22,158		2.34%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.26%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,104	6,091	3,968
GUARDIAN FLEET SERVICES, INC.	First Lien	13.44%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	20,449	19,999	20,449
ITA HOLDINGS GROUP, LLC	Revolving Loan	11.44%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,482	3,525	(6)
	First Lien - Term Loan A	11.44%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,692	14,840	(6)
	First Lien - Term Loan B	11.44%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,669	14,840	(6)
	First Lien - Term Loan C	11.44%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	12,338	12,338	12,338	(6)
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		6/21/2023	6/21/2027	—	—	—	(6)(10)
										43,181	45,543
Subtotal: Transportation & Logistics										69,271	69,960		7.39%
Total: Debt Investments										$1,760,668	$1,706,251		180.17%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,232	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,311	(9)(13)
	211,862.61	Class D-4 Units	10/31/2022	212	268	(9)(13)
	211,465.87	Class D-5 Units	1/10/2023	211	263	(9)(13)
				1,423	1,842
Subtotal: Business Services				6,641	5,757		0.61%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Preferred Units	9/19/2024	725	1,733	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	335	(6)(9)(13)
Subtotal: Commercial Services & Supplies				1,960	2,968		0.31%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	2,530
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	2,192	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	730	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,673	(9)(13)(22)
				636	2,403
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(11)(13)
Subtotal: Consumer Products				7,020	8,401		0.89%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	188	(9)(13)
KINDRED PET SERVICE, LLC (FKA RED DOG OPERATIONS HOLDING COMPANY LLC)	1,244	Class A Units	11/15/2024	1,244	1,025	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	946	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	3,432
Subtotal: Consumer Services				9,085	6,733		0.71%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	Shares of Common Stock	3/9/2017	900	618
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	8,457	(7)
Subtotal: Distribution				7,205	9,075		0.96%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	4,687	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	4,692
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	2,909	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,911	7,601		0.80%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(11)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	1,192	(7)(9)(13)
				2,092	3,192
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	14,197		1.50%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,713	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	239	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	2,644		0.28%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,351	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	3,266	(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	257
Subtotal: Healthcare Equipment & Supplies				4,474	8,037		0.85%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Products
DWS BUYER LLC	250	Series A Units	7/29/2025	250	250	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				850	513		0.05%
Healthcare Services
AAC NEW HOLDCO INC.	11,909,273.85	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	837	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	837
CDC DENTAL MANAGEMENT CO., LLC	1,568.70	Class Y Units	10/31/2023	1,000	2,069	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Units	9/29/2023	1,000	966	(9)(13)
OPCO BORROWER, LLC	1,111.11	Common Shares	4/26/2024	207	1,006	(11)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				20,294	7,618		0.80%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	260	(9)(13)
Subtotal: Industrial Machinery				1,500	1,260		0.13%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	3,305	(6)(9)(11)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	1,750	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	7,853	(9)(13)
Subtotal: Industrial Products				3,488	12,908		1.36%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Services
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,000	(6)(9)(13)
Subtotal: Industrial Services				2,000	2,000		0.21%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	990	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	990
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615.156	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,004	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,302	1,004
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	589	723	(9)(10)(11)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	750	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				8,102	7,956		0.84%
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Common Units	11/20/2024	4,730	5,224	(6)
Subtotal: Movies & Entertainment				4,730	5,224		0.55%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	4,766	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	4,766		0.50%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Research & Consulting Services
ENSTOA, INC.	103,054	Class A Units	5/1/2025	1,031	774	(9)(13)
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,857	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				2,864	3,131		0.33%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360.06	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,389
	166,667	Series A-1 Preferred Units	6/7/2023	167	299
	275,238	Series A-2 Preferred Units	9/30/2025	319	426
				1,486	2,114
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,360	(9)(13)
Subtotal: Software & IT Services				5,444	5,300		0.56%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,391	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,997	(6)(9)(13)
	500,000	Class B Units	10/15/2021	500	864	(6)(9)(10)(13)
				1,500	2,861
Subtotal: Specialty Retail				2,500	4,252		0.45%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	837	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	1,376		0.15%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,342	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	153	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,297
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(9)(13)
Subtotal: Telecommunications				1,622	2,297		0.24%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) September 30, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,877	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	59	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	32	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	32	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	13	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	71	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	52	(9)(13)
				2,343	3,136
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	12,631	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	15,488	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	12,645	(6)(9)(11)(13)
				5,829	40,764
Subtotal: Transportation & Logistics				8,172	43,900		4.64%
Total: Equity Investments				$132,401	$167,914		17.73%

Other Financial Instruments
Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	$3,457	$3,742	(9)(13)
Subtotal: Financial Services				3,457	3,742		0.40%
Total: Other Financial Instruments				$3,457	$3,742		0.40%

Total Investments				$1,896,526	$1,877,907		198.30%

(1)All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
(2)All of the Company’s investments, the investments of Capital Southwest SPV LLC ("SPV"), the investments of SBIC I (as defined below) and the investments of SBIC II (as defined below) are pledged as collateral for the Company’s senior secured revolving credit facility, the SPV's financing credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP ("SBIC I") and Capital Southwest SBIC II, LP ("SBIC II"), the Company's wholly-owned subsidiaries that operate as small business investment companies, respectively.

(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at September 30, 2025. Certain investments are subject to an interest rate floor. As noted, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At September 30, 2025, the Company held $1,488.4 million of non-control/non-affiliate investments, which represented approximately 79.3% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 157.1%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2025, the Company held $334.8 million of affiliate investments, which represented approximately 17.8% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 35.4%.
(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At September 30, 2025, the Company held $54.7 million of control investments, which represented approximately 2.9% of the Company's investment assets. The fair value of these investments as a percent of net assets is 5.8%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of September 30, 2025, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, approximately 8.3% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of September 30, 2025. Refer to Note 11 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of September 30, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $112.3 million; cumulative gross unrealized depreciation for federal income tax purposes was $127.1 million. Cumulative net unrealized depreciation was $14.8 million, based on a tax cost of $1,885.0 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis for Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of September 30, 2025, represented 198.3% of the Company's net assets or 92.9% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of September 30, 2025, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.

(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of September 30, 2025.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
As of September 30, 2025, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan		SOFR	7.50%	2.00%		4/21/2023	4/21/2028	$—	$(73)	$—	(10)
	First Lien - Term Loan A	10.98%	SOFR (Q)	6.50%	2.00%		4/21/2023	4/21/2028	17,500	17,182	17,500
	First Lien - Term Loan B	12.98%	SOFR (Q)	8.50%	2.00%		4/21/2023	4/21/2028	17,500	17,184	17,500
	First Lien	11.94%	SOFR (Q)	7.50%	2.00%		10/31/2024	4/21/2028	17,500	17,263	17,500
										51,556	52,500
STELLANT MIDCO, LLC	First Lien	9.92%	SOFR (M)	5.50%	0.75%		3/7/2024	10/2/2028	1,776	1,765	1,767
	First Lien	10.17%	SOFR (M)	5.75%	0.75%		3/7/2024	10/2/2028	788	776	784
										2,541	2,551
Subtotal: Aerospace & Defense										54,097	55,051		6.23%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	14.30%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	100	88	85	(7)(10)
	First Lien	14.31%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	8,750	8,637	7,437	(7)
										8,725	7,522
Subtotal: Building & Infrastructure Products										8,725	7,522		0.85%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.92%	SOFR (M)	7.50%	2.00%	11.92%	12/20/2022	12/31/2026	4,766	4,753	4,766	(6)
	First Lien - Term Loan B	13.92%	SOFR (M)	9.50%	2.00%	13.92%	12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										9,716	9,751
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(27)	—
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	2.00%	7.00%	12/15/2022	12/15/2027	7,099	7,012	6,105
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	2.00%	9.00%	12/15/2022	12/15/2027	7,099	7,010	6,105
										13,995	12,210
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(10)	—	(6)(10)
	First Lien	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,902	9,902	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,892	9,902
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(11)	—	(10)
	First Lien	11.21%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,312	4,286	4,312
										4,275	4,312

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.57%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	14,800	14,625	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	5,333	5,266	5,205	(10)(20)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2026	14,479	14,290	14,132
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2026	14,479	14,294	14,132
	Delayed Draw Term Loan	12.57%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	3,748	3,691	3,659
										37,541	37,128
Subtotal: Business Services										90,044	88,103		9.97%
Commerical Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan		SOFR	6.00%	1.50%		9/19/2024	9/19/2029	—	(47)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		9/19/2024	9/19/2029	26,557	26,054	26,348
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		10/31/2024	9/19/2029	—	(48)	—	(10)
										25,959	26,348

VP MOVE PURCHASER, INC.	Revolving Loan	10.08%	SOFR (Q)	5.75%	2.00%		2/3/2025	2/4/2030	300	269	269	(10)
	First Lien - Term Loan A	9.04%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
	First Lien - Term Loan B	11.04%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
										30,049	30,049
Subtotal: Commerical Services & Supplies										56,008	56,397		6.38%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173

GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(48)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
										28,116	28,164
HEAT TRAK, LLC	First Lien - Term Loan A	14.46%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,480	9,775
	First Lien - Term Loan E	14.45%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										12,980	12,275
HYBRID PROMOTIONS, LLC	Second Lien	12.56%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,841	15,871	(15)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LASH OPCO, LLC	Revolving Loan	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	866	863	823
	First Lien	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	17,618	17,448	16,737
										18,311	17,560
REVO BRANDS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	2,700	2,590	2,697	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan C	12.81%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,776	10,595	10,581
										34,377	34,464
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan		SOFR	6.00%	1.50%		3/22/2024	3/21/2029	—	(64)	—	(10)
	First Lien - Term Loan A	9.31%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	15,099	14,845	15,099
	First Lien - Term Loan B	11.31%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	15,099	14,843	15,099
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,943	5,943
										35,567	36,141
Subtotal: Consumer Products										145,365	144,648		16.37%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	682	685	(6)(10)
	First Lien	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	21,077	20,849	20,761	(6)
	Delayed Draw Term Loan	9.81%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	2,937	2,937	2,893	(6)(10)
										24,468	24,339
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(17)	—	(10)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,155	11,802
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,155	11,802
										26,293	23,604
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	6.75%	1.50%		7/26/2024	11/27/2028	—	(20)	—	(10)
	First Lien	11.17%	SOFR (M)	6.75%	1.50%		7/26/2024	11/27/2028	15,353	15,034	14,739
										15,014	14,739
LIFT BRANDS, INC.	Tranche A Term Loan	11.92%	SOFR (M)	7.50%	1.00%		2/1/2024	6/29/2025	2,426	2,426	2,422
	Tranche B Term Loan	9.50%	Fixed			9.50%	2/1/2024	6/29/2025	727	727	693
	Tranche C Loan	—%					2/1/2024	6/29/2025	565	565	538
										3,718	3,653

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(24)	—	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,920	4,765	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,322	5,146	(6)
										10,218	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(18)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	7,500	7,429	7,425	(6)
										7,411	7,425
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(79)	—	(10)
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	10,000	9,833	10,000
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(39)	—	(10)
										9,715	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	—%					2/11/2022	1/16/2025	14,072	14,072	11,539	(16)(23)
	Delayed Draw Term Loan - B	—%					2/11/2022	1/16/2025	3,527	3,527	2,892	(16)(23)
	DIP Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	2/10/2025	10/10/2025	878	878	878	(20)
	Roll Up Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	3/18/2025	10/10/2025	1,536	1,536	1,536
										20,013	16,845
Subtotal: Consumer Services										116,850	110,516		12.51%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan		SOFR	5.00%	1.00%		2/22/2024	6/10/2028	—	(2)	—	(10)
	First Lien	9.45%	SOFR (M)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,073	2,093
										2,071	2,093
Subtotal: Data Processing & Outsourced Services										2,071	2,093		0.24%
Distribution
KMS, LLC	First Lien	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,407	2,407	2,407	(7)(15)
	Delayed Draw Term Loan	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,328	2,261	2,261	(7)(10)(15)
										4,668	4,668
Subtotal: Distribution										4,668	4,668		0.53%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	3,000	2,955	2,952	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,397
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,385
	Delayed Draw Term Loan		SOFR	7.50%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										25,739	25,734
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										35,242	29,495		3.34%
Energy Services
ACE GATHERING, INC.	First Lien	11.07%	SOFR (Q)	6.50%	1.00%		12/13/2018	12/14/2026	3,953	3,927	3,953	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	12.81%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	2,389	2,357	2,222	(9)(10)(22)
	First Lien	12.84%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	5,972	5,897	5,554	(22)
										8,254	7,776
VEREGY CONSOLIDATED, INC.	First Lien	10.55%	SOFR (Q)	6.00%	1.00%		2/29/2024	11/3/2027	1,532	1,530	1,532
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(28)	—	(10)
	First Lien	12.46%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	11,761	11,679	11,761
										11,651	11,761
Subtotal: Energy Services										25,362	25,022		2.83%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	886	886	886	(6)(10)
	First Lien	10.92%	SOFR (M)	6.50%	1.00%		11/6/2023	11/6/2028	3,515	3,515	3,473
										4,401	4,359
ISLAND PUMP AND TANK, LLC	Revolving Loan		SOFR	6.50%	2.00%		3/2/2023	5/17/2029	—	(44)	—	(10)
	First Lien - Term Loan A	10.07%	SOFR (Q)	5.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan B	11.07%	SOFR (Q)	6.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan C	12.07%	SOFR (Q)	7.50%	2.00%		2/23/2024	5/17/2029	12,218	12,043	12,218
										36,093	36,654
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%	Fixed				12/31/2021	12/31/2026	729	729	701	(6)(10)
	First Lien	7.50%	Fixed				12/31/2021	12/31/2026	5,039	5,039	4,842	(6)
	Second Lien	10.00%	Fixed			10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,976	5,543
Subtotal: Environmental Services										51,470	46,556		5.27%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.82%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,500	24,167	24,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.81%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,886	9,990
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,683	11,282	(7)
	First Lien - Term Loan B	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,682	9,500	(7)
										23,365	20,782
NINJATRADER, LLC	Revolving Loan		SOFR	6.50%	1.00%		12/18/2019	12/18/2026	—	(2)	—	(10)
	First Lien	10.96%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	33,830	33,552	33,830
										33,550	33,830
Subtotal: Financial Services										90,968	89,102		10.08%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	5,851	(6)
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	4,973	(6)
										11,702	10,824
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.84%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,038	14,197
	First Lien - Term Loan B	11.84%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	13,997	14,197
	First Lien - Term Loan C	12.84%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	13,998	14,197
										42,033	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	707	695	601	(10)
	First Lien	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,866	3,806	3,286
										4,501	3,887
INW MANUFACTURING, LLC	First Lien	10.31%	SOFR (Q)	5.75%	0.75%		3/6/2024	3/25/2027	1,980	1,953	1,819
MAMMOTH BORROWCO, INC.	Revolving Loan	10.56%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,550	3,481	3,422	(10)
	First Lien - Term Loan A	9.56%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,643	10,433	10,259
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,643	10,431	10,259
	Delayed Draw Term Loan	10.55%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,853	2,791	2,751
										27,136	26,691
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(34)	—
	First Lien	13.46%	SOFR (Q)	9.00%	1.00%	13.46%	8/10/2021	2/10/2027	22,574	22,365	21,446
										22,331	21,446

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEW SKINNY MIXES, LLC	Revolving Loan	12.50%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	1,000	956	1,000	(10)
	First Lien	12.51%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,838	13,000
										13,794	14,000
Subtotal: Food, Agriculture & Beverage										123,450	121,258		13.72%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	1,450	1,445	1,450	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	18,540	18,506	18,525	(6)(20)
	Delayed Draw Term Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	101	100	101	(6)(10)
										20,051	20,076
COMMAND GROUP ACQUISITION, LLC	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		2/15/2024	2/15/2029	6,000	5,900	5,880	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.75%	2.00%		6/7/2023	6/7/2028	—	(25)	—	(10)
	First Lien	11.32%	SOFR (Q)	6.75%	2.00%		6/7/2023	6/7/2028	17,000	16,829	17,000
										16,804	17,000
SCRIP, INC.	First Lien	12.45%	SOFR (M)	8.00%	1.00%		3/21/2019	3/19/2027	17,882	17,828	16,451
Subtotal: Healthcare Equipment & Supplies										60,583	59,407		6.72%
Healthcare Products

LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.50%	1.00%		6/6/2022	6/7/2027	—	(16)	—	(10)
	First Lien	11.03%	SOFR (S)	6.50%	1.00%		6/6/2022	6/7/2027	20,903	20,689	20,235
										20,673	20,235
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(16)	—	(10)
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	8,958	8,858	8,958
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		11/20/2024	4/3/2028	5,018	4,972	5,018
										13,814	13,976
Subtotal: Healthcare Products										34,487	34,211		3.87%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00%	Fixed			18.00%	12/11/2020	6/2/2027	181	181	181	(6)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
	First Lien - Term Loan B	12.00%	Fixed			12.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
										6,047	6,047
CAVALIER BUYER, INC.	Revolving Loan		SOFR	7.00%	2.00%		2/10/2023	2/10/2028	—	(23)	—	(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		2/10/2023	2/10/2028	10,500	10,389	10,500	(20)
										10,366	10,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan	12.31%	SOFR (Q)	8.00%	2.00%		10/31/2023	10/31/2028	500	471	490	(10)
	First Lien - Term Loan A	11.31%	SOFR (Q)	7.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
	First Lien - Term Loan B	13.31%	SOFR (Q)	9.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
										11,299	11,270
CITYVET INC.	First Lien	11.41%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,419	34,965

CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	400	386	397	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,350	5,362
	Delayed Draw Term Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,050	1,040	1,043	(10)
										6,776	6,802
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	768	761	689
	First Lien	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,259	8,111	7,408
										8,872	8,097
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(14)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,386	7,447
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,384	7,440
										14,756	14,887
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(28)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										15,918	15,940

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.96%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	3,000	2,973	3,000	(10)
	First Lien - Term Loan A	10.96%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan B	12.96%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan C	14.46%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,124	5,069	5,124
	First Lien - Term Loan D	11.96%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,914	12,757	12,914
										35,505	35,818
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(2)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,598	14,598	14,598	—
										14,596	14,598
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	12/23/2024	12/31/2029	2,284	2,284	2,284	(7)
	First Lien - Tranche A	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,104	9,318	(7)(16)
	First Lien - Tranche B	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,120	3,114	(7)(16)
										24,508	14,716
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	979	978	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,373	17,378
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(84)	—	(10)
										18,268	18,356
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.56%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,401	7,312	(6)
Subtotal: Healthcare Services										208,731	199,308		22.56%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.44%	SOFR (M)	6.00%	1.50%		1/3/2023	9/30/2026	6,500	6,440	6,500	(15)
	First Lien - Term Loan B	12.44%	SOFR (M)	8.00%	1.50%		1/3/2023	9/30/2026	6,500	6,441	6,500	(15)
	First Lien - Term Loan C	10.44%	SOFR (M)	6.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
	First Lien - Term Loan D	12.44%	SOFR (M)	8.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
										28,379	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(18)	—	(10)
	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	8,000	7,923	7,919
										7,905	7,919

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SUREKAP, LLC	First Lien - Term Loan A	9.30%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,932	19,089
	First Lien - Term Loan B	11.30%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,931	19,089
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,863	38,178
Subtotal: Industrial Machinery										74,147	74,717		8.46%
Industrial Products
DAMOTECH INC.	Revolving Loan		SOFR	5.50%	2.00%		7/7/2023	7/7/2028	—	(39)	—	(9)(22)(10)
	First Lien - Term Loan A	8.96%	SOFR (Q)	4.50%	2.00%		7/7/2023	7/7/2028	5,100	5,027	5,100	(9)(22)
	First Lien - Term Loan B	10.96%	SOFR (Q)	6.50%	2.00%		7/7/2023	7/7/2028	5,100	5,026	5,100	(9)(22)
	Delayed Draw Term Loan	9.96%	SOFR (Q)	5.50%	2.00%		7/7/2023	7/7/2028	3,000	2,950	3,000	(9)(22)
										12,964	13,200
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	7.00%	2.00%		1/30/2023	1/31/2028	—	(34)	—	(6)(10)
	First Lien	11.57%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,866	5,786	5,866	(6)(19)
										5,752	5,866
LLFLEX, LLC	First Lien	12.46%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,103	10,030	7,577	(15)
SERVERLIFT, LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	2.00%		12/31/2024	12/31/2029	1,000	958	991	(10)
	First Lien - Term Loan A	9.33%	SOFR (Q)	5.00%	2.00%		12/31/2024	12/31/2029	16,000	15,866	15,856
	First Lien - Term Loan B	11.33%	SOFR (Q)	7.00%	2.00%		12/31/2024	12/31/2029	16,000	15,865	15,856
										32,689	32,703
Subtotal: Industrial Products										61,435	59,346		6.72%
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.17%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	313	330	(10)
	First Lien	10.14%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	9,553	9,395	9,553
	First Lien	10.16%	SOFR (Q)	5.75%	1.50%		1/2/2025	2/1/2029	2,188	2,188	2,188
	Delayed Draw Term Loan		SOFR	5.75%	1.50%		2/9/2024	2/1/2029	—	(8)	—	(10)
										11,888	12,071
UPS INTERMEDIATE, LLC	First Lien	10.57%	SOFR (Q)	6.25%	1.00%		7/31/2024	7/27/2029	9,925	9,746	9,528	(15)
Subtotal: Industrial Services										21,634	21,599		2.44%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	3,346	3,295	3,279
	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	23,677	23,500	23,203	(19)
										26,795	26,482
ACCELERATION PARTNERS	First Lien	12.47%	SOFR (Q)	8.01%	1.00%		12/1/2020	12/31/2026	19,749	19,570	19,749	(8)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
BOND BRAND LOYALTY ULC	Revolving Loan	11.46%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	775	800	(9)(10)(22)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,865	8,743	8,865
	First Lien - Term Loan B	12.46%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,865	8,741	8,865
										18,259	18,530
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(25)	—	(10)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan C	10.48%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,500	11,395	11,374
	Delayed Draw Term Loan	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,608	3,552	3,568	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										28,749	28,779
FMT SOLUTIONS, LLC	First Lien	11.81%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,686	6,682
IGNITE VISIBILITY LLC	Revolving Loan	10.79%	SOFR (Q)	6.50%	1.50%		12/1/2023	12/1/2028	500	478	490	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	1.50%		12/1/2023	12/1/2028	5,000	4,941	4,900
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		12/1/2023	12/1/2028	5,000	4,940	4,900
										10,359	10,290
SOCIALSEO, LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	2.00%		3/6/2025	6/24/2027	800	771	771	(10)
	First Lien - Term Loan A	10.31%	SOFR (Q)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,027	10,027
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,026	10,026
										20,824	20,824
Subtotal: Media & Marketing										131,242	131,336		14.86%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.88%	SOFR (M)	6.50%	1.00%	10.88%	11/20/2024	6/1/2027	3,833	3,673	3,653	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,673	3,653
Subtotal: Movies & Entertainment										3,673	3,653		0.41%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.00%	1.00%		11/28/2023	11/20/2026	—	(16)	—	(10)
	First Lien - Term Loan A	11.42%	SOFR (M)	7.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,770
	First Lien - Term Loan B	13.42%	SOFR (M)	9.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,876
	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/28/2023	11/20/2026	4,938	4,878	4,938
	Delayed Draw Term Loan	12.42%	SOFR (M)	8.00%	1.00%		3/16/2018	11/20/2026	4,226	4,190	4,226
										18,648	18,810
STATINMED, LLC	First Lien	13.94%	SOFR (M)	9.50%	2.00%	13.94%	7/1/2022	7/1/2027	7,560	7,560	—	(6)(16)
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										26,208	18,810		2.13%
Research & Consulting Services
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(61)	—	(10)
	First Lien - Term Loan A	9.21%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,791	15,000
	First Lien - Term Loan B	11.21%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,793	15,000
										29,523	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(9)	—	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,962	3,960
										3,953	3,960
Subtotal: Research & Consulting Services										33,476	33,960		3.84%
Restaurants
ONE GROUP, LLC	First Lien	12.69%	SOFR (M)	8.25%	1.00%		2/22/2024	10/29/2026	9,656	9,595	9,656
	Delayed Draw Term Loan		SOFR	8.25%	1.00%		2/22/2024	10/29/2026	—	—	—	(10)
										9,595	9,656
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,878	8,000
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,877	8,000
										15,734	16,000
Subtotal: Restaurants										25,329	25,656		2.90%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(21)	—
	First Lien - Term Loan A	12.57%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,816	9,550
										9,795	9,550
CADMIUM, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		1/7/2022	12/22/2026	615	613	601
	First Lien	12.56%	SOFR (Q)	8.00%	1.00%	4.00%	1/7/2022	12/22/2026	7,994	7,962	7,802
										8,575	8,403
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(6)	—	(6)(10)
	First Lien	13.95%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	563	563	563	(6)
										557	563
INFOGAIN CORPORATION	First Lien	10.17%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,661	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(12)	—	(10)
	First Lien	11.57%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,789	3,816
										3,777	3,816
ZENFOLIO INC.	Revolving Loan	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	1,500	1,485	1,500	(10)
	First Lien	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	19,695	19,578	19,695
										21,063	21,195
Subtotal: Software & IT Services										47,428	47,219		5.34%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.56%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2027	1,250	1,232	1,250	(10)
	First Lien - Term Loan A	9.57%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2027	9,250	9,176	9,250
	First Lien - Term Loan B	11.57%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2027	9,250	9,173	9,250
										19,581	19,750
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/15/2026	—	(25)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/15/2026	14,700	14,591	14,700	(6)
										14,566	14,700
Subtotal: Specialty Retail										34,147	34,450		3.90%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien	10.67%	SOFR (M)	6.25%	1.00%		3/12/2024	12/29/2027	3,404	3,376	2,553
TRAFERA, LLC	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,575	5,558	5,525	(15)
Subtotal: Technology Products & Components										8,934	8,078		0.91%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Telecommunications
BROAD SKY NETWORKS LLC		20.00%	Fixed			20.00%	4/19/2024	12/13/2028	65	65	65	(9)(10)(13)
LOGIX HOLDING COMPANY, LLC	First Lien	10.05%	SOFR (Q)	5.75%	2.00%		3/11/2024	12/22/2024	3,555	3,555	2,829	(23)
MERCURY ACQUISITION 2021, LLC	First Lien	12.57%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,862	11,338
	Second Lien	15.57%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	2,195
										15,767	13,533
U.S. TELEPACIFIC CORP.	First Lien	11.72%	SOFR(Q)	7.25%	1.00%	6.25%	3/19/2024	5/2/2026	2,547	2,547	1,019
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,777	1,077
Subtotal: Telecommunications										22,164	17,504		1.98%
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,159	6,138	4,312
GUARDIAN FLEET SERVICES, INC.	First Lien	13.46%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	10,792	10,590	10,630
ITA HOLDINGS GROUP, LLC	Revolving Loan	13.46%	SOFR (Q)	9.00%	2.00%		6/21/2023	6/21/2027	3,525	3,473	3,525	(6)
	First Lien - Term Loan	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	13,356	11,962	13,356	(6)
	First Lien - Term B Loan	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	13,356	11,940	13,356	(6)
	Delayed Draw Term Loan - A	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	1,484	1,467	1,484	(6)
	Delayed Draw Term Loan - B	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	1,484	1,456	1,484	(6)
										30,298	33,205
LAB LOGISTICS, LLC	Revolving Loan	11.67%	SOFR (M)	7.25%	1.00%		9/17/2024	12/31/2025	279	279	276
	First Lien	11.67%	SOFR (M)	7.25%	1.00%		2/22/2024	12/31/2025	7,876	7,875	7,798
										8,154	8,074
Subtotal: Transportation & Logistics										55,180	56,221		6.36%
Total: Debt Investments										$1,653,118	$1,605,906		181.74%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,000	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 LP Units	5/17/2022	1,000	1,592	(9)(13)
	211,862.61	Class D-4 LP Units	10/31/2022	212	319	(9)(13)
	211,465.87	Class D-5 LP Units	1/10/2023	211	311	(9)(13)
				1,423	2,222
Subtotal: Business Services				6,641	5,905		0.67%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Units	9/19/2024	725	1,043	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
Subtotal: Commercial Services & Supplies				1,625	1,943		0.22%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	2,840
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	1,597	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	675	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,349	(9)(13)(22)
				636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(13)
Subtotal: Consumer Products				7,020	7,737		0.88%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
AIR CONDITIONING SPECIALIST, INC.	1,006,045.85	Preferred Units	11/9/2021	1,344	2,941	(6)(9)(13)
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	664	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	664
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	441	(9)(13)
LIFT BRANDS, INC.	1,051	shares of common stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	610	(6)(9)(13)
RED DOG OPERATIONS HOLDING COMPANY LLC	1,000	Class A Units	11/15/2024	1,000	1,000	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	682	(9)(13)
Subtotal: Consumer Services				6,234	6,601		0.75%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	shares of common stock	3/9/2017	900	800
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	6,305	(7)
Subtotal: Distribution				7,205	7,105		0.80%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	3,032	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	3,037
ISLAND PUMP AND TANK, LLC	1,326,389.30	Preferred Units	3/2/2023	1,451	2,702	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,721	5,739		0.65%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,007	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	92	(7)(9)(13)
				2,092	2,099
NINJATRADER, INC.	2,000,000	Preferred Units	12/18/2019	2,000	32,079	(9)(11)(13)
Subtotal: Financial Services				4,092	34,178		3.87%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	1,843	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	1,843
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,708	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	1,000,000	Class A Units	12/15/2022	1,000	147	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	73	(9)(13)
	130,444	Class A-2 Units	12/18/2024	130	19	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	4,482		0.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,038	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	2,097	(9)(11)(13)
SCRIP INC.	100	shares of common stock	3/21/2019	1,000	439
Subtotal: Healthcare Equipment & Supplies				4,474	6,737		0.76%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				600	263		0.03%
Healthcare Services
AAC NEW HOLDCO INC.	6,257,941	shares of preferred stock	3/31/2025	5,702	5,702	(6)
	617,803	shares of common stock	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	5,702
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	234	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	1,017	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	1,065	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Preferred Units	9/29/2023	1,000	1,163	(9)(13)
OPCO BORROWER, LLC	1,111.11	shares of common stock	4/26/2024	207	1,006	(11)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	802	(6)
	1,100	Class A-1 Units	9/26/2022	66	196	(6)
	16,084	Class A Units	11/9/2018	1,517	941	(6)
				1,785	1,939
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,500,000	Class A-1 Preferred Units	6/14/2024	1,500	1,082	(6)(9)(13)
Subtotal: Healthcare Services				20,204	13,332		1.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	1,157	(9)(13)
Subtotal: Industrial Machinery				1,500	2,157		0.24%
Industrial Products
DAMOTECH INC.	1,127	Preferred Units	7/7/2023	1,127	1,376	(9)(13)
	1,127	Class A Common Units	7/7/2023	—	2,738	(9)(13)
				1,127	4,114
GPT INDUSTRIES, LLC	1,000,000	Class A Preferred Units	1/30/2023	1,000	2,747	(6)(9)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	500	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,468.70	Class A Units	12/31/2021	1,988	8,841	(9)(11)(13)
Subtotal: Industrial Products				4,615	16,202		1.83%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,363	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,363
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	833	Preferred Units	12/1/2023	833	620	(9)(13)
	833	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	588	960	(9)(10)(11)(13)
OUTERBOX, LLC	11,008.67	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				7,049	7,432		0.84%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Units	11/20/2024	4,730	5,037	(6)
Subtotal: Movies & Entertainment				4,730	5,037		0.57%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	6,067	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	6,067		0.69%
Research & Consulting Services
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,585	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				1,833	2,085		0.24%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	336	(6)
	360	Class A-1 Units	1/10/2022	360	121	(6)
				1,360	457
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,296
	166,667	Series A-1 Preferred Units	6/7/2023	167	706
				1,167	2,002
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,192	(9)(13)
Subtotal: Software & IT Services				5,125	5,203		0.59%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,220	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,805	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	797	(6)(9)(10)(11)(13)
				1,500	2,602
Subtotal: Specialty Retail				2,500	3,822		0.43%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,761	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	2,300		0.26%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,704	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	232	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	247	(9)(13)
				1,340	2,183
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	233	(9)(13)
Subtotal: Telecommunications				1,340	2,416		0.27%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,466	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	122	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	68	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	68	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	26	(9)(13)
				2,146	2,750
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,755	(6)(9)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	11,369	(6)(9)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	8,776	(6)(9)(11)(13)
				5,829	29,900
Subtotal: Transportation & Logistics				7,975	32,650		3.69%
Total: Equity Investments				$126,242	$179,393		20.30%

Total Investments				$1,779,360	$1,785,299		202.04%

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2025 and 2024. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of September 30, 2025, the Company had 91.7% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2025, the Company satisfied all RIC requirements and had 13.6% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At September 30, 2025 and March 31, 2025, cash held in money market funds amounted to $76.6 million and $28.1 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2025 and March 31, 2025, cash balances totaling $87.1 million and $43.1 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2025, investments on non-accrual status represented approximately 1.0% of our total investment portfolio at fair value and approximately 2.6% at cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio at fair value and approximately 3.5% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2025, we had four investments for which we stopped accruing PIK interest. As of March 31, 2025, we had five investments for which we stopped accruing PIK interest. For the three and six months ended September 30, 2025, approximately 4.9% and 5.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three and six months ended September 30, 2024, approximately 4.9% and 5.5%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Recurring fee income, generally collected in advance, includes fees for administrative services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees, arranger fees and amendment fees, as fee income when earned. In addition, the Company also may be entitled to an exit fee that is amortized into income over the life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5 - Borrowings) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the January 2026 Notes (as defined below), the October 2026 Notes (as defined below), the August 2028 Notes (as defined below), the 2029 Convertible Notes (as defined below), the September 2030 Notes (as defined below) and the SBA Debentures.

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

Realized Losses on Extinguishment of Debt Upon the repayment of debt obligations that are deemed to be extinguishments, the acceleration of any unamortized debt issuance costs and any "make-whole" premium payment is recognized as a loss upon extinguishment of the underlying debt obligation.

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 10.0 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and six months ended September 30, 2025 and 2024.

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

The right to grant restricted stock awards under the 2010 Plan terminated on July 18, 2021, ten years after the date that the 2010 Restricted Stock Award Plan (the “2010 Plan”) was approved by the Company’s shareholders pursuant to its terms. In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (as amended and restated, the "2021 Employee Plan"), which became effective on July 28, 2021, as part of the compensation package for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. On July 19, 2021, we received an exemptive order that supersedes the prior exemptive order relating to the 2010 Plan (the “Order”) to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and covers both employees and non-employee directors of the Board of Directors.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2025:
First lien loans (1)(2)	$1,687,942	89.9%	178.3%	$1,735,351	91.5%
Second lien loans (2)	17,170	0.9	1.8	23,980	1.3
Subordinated debt (3)	1,139	0.1	0.1	1,337	0.1
Preferred equity	66,474	3.5	7.0	76,408	4.0
Common equity & warrants	101,440	5.4	10.7	55,993	2.9
Earnout	3,742	0.2	0.4	3,457	0.2
	$1,877,907	100.0%	198.3%	$1,896,526	100.0%

March 31, 2025:
First lien loans (1)(2)	$1,586,622	88.9%	179.6%	$1,627,746	91.5%
Second lien loans (2)	18,066	1.0	2.0	23,955	1.3
Subordinated debt (3)	1,218	0.1	0.1	1,417	0.1
Preferred equity	102,918	5.7	11.6	77,451	4.4
Common equity & warrants	76,475	4.3	8.7	48,791	2.7
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2025 and March 31, 2025, the fair value of the first lien last out loans was $23.6 million and $23.4 million, respectively.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2025 and March 31, 2025, the fair value of the split lien term loans included in first lien loans was $59.3 million and $59.9 million, respectively. As of September 30, 2025 and March 31, 2025, the fair value of the split lien term loans included in second lien loans was $16.0 million and $15.9 million, respectively.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million as of both September 30, 2025 and March 31, 2025.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2025:
Healthcare Services	$214,522	11.4%	22.7%	$243,566	12.8%
Media & Marketing	163,592	8.7	17.3	162,998	8.6
Consumer Products	162,538	8.7	17.2	161,437	8.5
Consumer Services	144,666	7.7	15.3	153,527	8.1
Food, Agriculture & Beverage	120,282	6.4	12.7	130,125	6.9
Financial Services	119,261	6.4	12.6	108,981	5.7
Transportation & Logistics	113,860	6.0	12.0	77,443	4.1
Commercial Services & Supplies	92,620	4.9	9.8	91,164	4.8
Business Services	90,005	4.8	9.5	94,492	5.0
Industrial Machinery	72,603	3.9	7.7	74,560	3.9
Healthcare Equipment & Supplies	65,790	3.5	6.9	63,900	3.4
Industrial Products	59,344	3.1	6.3	52,058	2.7
Environmental Services	57,598	3.1	6.1	59,712	3.1
Software & IT Services	52,620	2.8	5.6	53,539	2.8
Research & Consulting Services	46,138	2.5	4.9	45,480	2.4
Industrial Services	44,002	2.3	4.6	43,651	2.3
Specialty Retail	39,379	2.1	4.2	37,318	2.0
Pharmaceuticals, Biotechnology & Life Sciences	38,481	2.0	4.1	41,435	2.2
Healthcare Products	38,164	2.0	4.0	38,552	2.0
Education	29,750	1.6	3.1	41,465	2.3
Restaurants	25,530	1.4	2.7	25,253	1.3
Telecommunications	24,455	1.3	2.6	29,458	1.6
Energy Services	22,065	1.2	2.3	21,895	1.2
Distribution	13,660	0.7	1.4	11,729	0.6
Movies & Entertainment	9,087	0.5	0.9	8,656	0.5
Technology Products & Components	8,975	0.5	0.9	12,942	0.7
Building & Infrastructure Products	6,610	0.4	0.7	8,899	0.4
Data Processing & Outsourced Services	2,310	0.1	0.2	2,291	0.1
	$1,877,907	100.0%	198.3%	$1,896,526	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Healthcare Services	$212,640	11.9%	24.1%	$228,935	12.9%
Consumer Products	152,385	8.5	17.3	152,385	8.6
Media & Marketing	138,768	7.8	15.7	138,291	7.8
Food, Agriculture & Beverage	125,740	7.1	14.2	131,815	7.4
Financial Services	123,280	6.9	14.0	95,060	5.3
Consumer Services	117,117	6.6	13.3	123,084	6.9
Business Services	94,008	5.3	10.6	96,685	5.4
Transportation & Logistics	88,871	5.0	10.1	63,155	3.5
Industrial Machinery	76,874	4.3	8.7	75,647	4.3
Industrial Products	75,548	4.2	8.5	66,050	3.7
Healthcare Equipment & Supplies	66,144	3.7	7.5	65,057	3.7
Commercial Services & Supplies	58,340	3.3	6.6	57,633	3.2
Aerospace & Defense	55,051	3.1	6.2	54,097	3.0
Software & IT Services	52,422	2.9	5.9	52,553	3.0
Environmental Services	52,295	2.9	5.9	56,191	3.2
Specialty Retail	38,272	2.1	4.3	36,647	2.1
Research & Consulting Services	36,045	2.0	4.1	35,309	2.0
Healthcare Products	34,474	1.9	3.9	35,087	2.0
Education	29,495	1.7	3.3	41,443	2.3
Restaurants	25,656	1.4	2.9	25,329	1.4
Energy Services	25,022	1.4	2.8	25,362	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,877	1.4	2.8	34,199	1.9
Industrial Services	21,599	1.2	2.4	21,634	1.2
Telecommunications	19,920	1.1	2.3	23,504	1.3
Distribution	11,773	0.7	1.3	11,873	0.7
Technology Products & Components	10,378	0.6	1.2	13,031	0.7
Movies & Entertainment	8,690	0.5	1.0	8,403	0.5
Building & Infrastructure Products	7,522	0.4	0.9	8,830	0.5
Data Processing & Outsourced Services	2,093	0.1	0.2	2,071	0.1
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2025:
Northeast	$524,249	27.9%	55.4%	$531,394	28.0%
Southwest	393,467	21.0	41.5	373,910	19.7
West	350,194	18.6	37.0	340,802	18.0
Southeast	314,205	16.7	33.2	352,045	18.5
Midwest	266,289	14.2	28.1	270,754	14.3
International	29,503	1.6	3.1	27,621	1.5
	$1,877,907	100.0%	198.3%	$1,896,526	100.0%

March 31, 2025:
Northeast	$469,271	26.3%	53.1%	$474,642	26.7%
West	388,772	21.8	44.0	359,986	20.2
Southwest	323,966	18.2	36.7	317,428	17.8
Southeast	315,033	17.6	35.6	338,866	19.1
Midwest	241,814	13.5	27.4	246,198	13.8
International	46,443	2.6	5.2	42,240	2.4
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

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
As of September 30, 2025 and March 31, 2025, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2025 and March 31, 2025 (in thousands):

		Fair Value Measurements
		at September 30, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,687,942	$—	$—	$1,687,942
Second lien loans	17,170	—	—	17,170
Subordinated debt	1,139	—	—	1,139
Preferred equity	66,474	—	—	66,474
Common equity & warrants	101,440	—	—	101,440
Earnout	3,742	—	—	3,742
Total Investments	$1,877,907	$—	$—	$1,877,907

		Fair Value Measurements
		at March 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,586,622	$—	$—	$1,586,622
Second lien loans	18,066	—	—	18,066
Subordinated debt	1,218	—	—	1,218
Preferred equity	102,918	—	—	102,918
Common equity & warrants	76,475	—	—	76,475
Total Investments	$1,785,299	$—	$—	$1,785,299

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2025 and March 31, 2025. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,575,199	Discount Rate	5.0% - 88.2%	12.1%
		3,413	Third Party Broker Quote	40.4 - 70.0	60.8
	Market Approach	93,094	Cost	97.1 - 100.0	97.4
	Enterprise Value Waterfall Approach	16,236	EBITDA Multiple	9.0x - 9.5x	9.3x
			Discount Rate	12.6% - 19.3%	14.8%
Second lien loans	Income Approach	17,170	Discount Rate	9.8% - 117.2%	17.2%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	22.8% - 22.8%	0.0%
Subordinated debt	Income Approach	524	Discount Rate	12.3% - 12.3%	12.3%
		58	Third Party Broker Quote	25.4 - 25.4	25.4
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.2x - 7.9x	6.7x
			Discount Rate	14.5% - 17.5%	15.4%
Preferred equity	Enterprise Value Waterfall Approach	64,474	EBITDA Multiple	3.0x - 16.7x	7.9x
			Discount Rate	11.8% - 48.0%	16.6%
	Market Approach	2,000	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	100,105	EBITDA Multiple	3.0x - 16.7x	8.8x
			Discount Rate	11.1% - 24.9%	14.9%
	Market Approach	1,335	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	3,742	Discount Rate	33.7% - 33.7%	33.7%
Total Level 3 Investments		$1,877,907

		Fair Value at	Significant
	Valuation	March 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,448,656	Discount Rate	5.2% - 64.7%	12.8%
		6,923	Third Party Broker Quote	40.0 - 100.0	79.8
	Market Approach	125,500	Cost	89.8 - 100.0	97.9
	Enterprise Value Waterfall Approach	5,543	EBITDA Multiple	3.0x - 9.0x	3.0x
			Discount Rate	21.0% - 49.2%	21.0%
Second lien loans	Income Approach	18,066	Discount Rate	9.5% - 41.2%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.0% - 21.0%	0.0%
Subordinated debt	Income Approach	538	Discount Rate	14.4% - 14.4%	14.4%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	65	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.6x	6.6x
			Discount Rate	13.3% - 17.6%	14.7%
Preferred equity	Enterprise Value Waterfall Approach	100,018	EBITDA Multiple	3.0x - 16.9x	8.8x
			Discount Rate	11.1% - 49.2%	15.9%
	Market Approach	2,900	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	74,878	EBITDA Multiple	3.0x - 16.0x	8.4x
			Discount Rate	11.9% - 23.3%	14.4%
	Market Approach	1,597	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,785,299

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and six months ended September 30, 2025 and 2024, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2025 and 2024 (in thousands):

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(19,113)	$236,403	$(116,337)	$6,107	$(1,789)	$(3,951)	$1,687,942	$(16,012)
Second lien loans	18,066	(922)	26	—	—	—	—	17,170	(922)
Subordinated debt	1,218	2	57	(146)	8	—	—	1,139	2
Preferred equity	102,918	(7,860)	3,427	—	—	(31,323)	(688)	66,474	(3,475)
Common equity & warrants	76,475	20,922	2,563	—	—	(3,159)	4,639	101,440	20,501
Earnout	—	285	3,457	—	—	—	—	3,742	285
Total Investments	$1,785,299	$(6,686)	$245,933	$(116,483)	$6,115	$(36,271)	$—	$1,877,907	$379

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)(2)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(14,912)	$196,254	$(128,801)	$5,984	$(22,585)	$—	$1,345,389	$(15,970)
Second lien loans	33,774	(1,986)	(4)	(3,420)	70	—	(1,062)	27,372	(106)
Subordinated debt	1,336	29	57	—	11	—	(153)	1,280	21
Preferred equity	71,127	(132)	3,557	—	—	—	—	74,552	(132)
Common equity & warrants	60,875	(5,861)	3,685	—	—	—	1,215	59,914	(5,062)
Total Investments	$1,476,561	$(22,862)	$203,549	$(132,221)	$6,065	$(22,585)	$—	$1,508,507	$(21,249)

(1)Includes purchases of new investments, as well as discount accretion on existing investments.
(2)Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between the Company and Main Street Capital Corporation.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2025, the Company’s asset coverage was 208%.

The Company had the following borrowings outstanding as of September 30, 2025 and March 31, 2025 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
September 30, 2025
SBA Debentures	$175,000	$(4,088)	$170,912	$168,628
Corporate Credit Facility	—	—	—	—
SPV Credit Facility	77,000	—	77,000	77,000
October 2026 Notes	150,000	(769)	149,231	150,000
August 2028 Notes	71,875	(1,429)	70,446	72,860
2029 Convertible Notes	230,000	(6,153)	223,847	221,944
September 2030 Notes	350,000	(6,678)	343,322	347,566
	$1,053,875	$(19,117)	$1,034,758	$1,037,998

March 31, 2025
SBA Debentures	$175,000	$(4,082)	$170,918	$166,460
Corporate Credit Facility	235,000	—	235,000	235,000
SPV Credit Facility	108,000	—	108,000	108,000
October 2026 Notes	150,000	(1,154)	148,846	130,899
August 2028 Notes	71,875	(1,681)	70,194	73,571
2029 Convertible Notes	230,000	(6,893)	223,107	225,780
	$969,875	$(13,810)	$956,065	$939,710
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the 2029 Convertible Notes and the September 2030 Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes is based on the closing price of the security on the Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate. The estimated fair value for the October 2026 Notes is based on a redemption price of 100% of the aggregate principal amount outstanding, as discussed below.

Credit Facilities

As of September 30, 2025, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three and six months ended September 30, 2025, the weighted average interest rate on the Credit Facilities was 6.79% and 6.76%, respectively, and the average debt outstanding under the Credit Facilities was $315.4 million and $317.5 million, respectively.

Corporate Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Corporate Credit Facility”) to provide additional liquidity to support its investment and operational activities.

On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, including the Amendment (as defined below), the "Credit Agreement"). Borrowings under the Corporate Credit Facility accrue interest at a rate equal to the applicable Adjusted Term SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Corporate Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Corporate Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants. As of September 30, 2025, the total commitments under the Corporate Credit Facility were $510 million provided by 11 lenders.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of September 30, 2025, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of September 30, 2025 and 2024, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$3,398	$3,226	$6,860	$6,920
Unused commitment fees	465	463	899	856
Amortization of deferred financing costs	609	558	1,218	1,107
Total interest and amortization of deferred financing costs	$4,472	$4,247	$8,977	$8,883

Weighted average interest rate	6.72%	7.74%	6.68%	7.75%
Average borrowings	$202,391	$166,685	$205,328	$178,579

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

The SPV Credit Facility is secured by all of the assets of SPV. As of September 30, 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$1,954	$1,390	$3,869	$2,307
Unused commitment and other fees	299	314	605	613
Amortization of deferred financing costs	114	114	228	204
Total interest and amortization of deferred financing costs	$2,367	$1,818	$4,702	$3,124

Weighted average interest rate	6.92%	7.85%	6.90%	7.87%
Average borrowings	$112,967	$70,826	$112,202	$58,617

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$—	$1,575	$—	$3,150
Amortization of deferred financing costs	—	84	—	168
Total interest and amortization of deferred financing costs	$—	$1,659	$—	$3,318

Weighted average interest rate	—%	4.46%	—%	4.46%
Average borrowings	$—	$140,000	$—	$140,000

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$1,266	$1,266	$2,531	$2,531
Amortization of deferred financing costs	192	192	385	385
Total interest and amortization of deferred financing costs	$1,458	$1,458	$2,916	$2,916

Weighted average interest rate	3.50%	3.50%	3.50%	3.50%
Average borrowings	$150,000	$150,000	$150,000	$150,000

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

Subsequent to the fiscal quarter ended September 30, 2025, the Company redeemed, in full, the October 2026 Notes. See Note 14 - Subsequent Events for more information.

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$1,393	$1,393	$2,785	$2,785
Amortization of deferred financing costs	126	127	252	255
Total interest and amortization of deferred financing costs	$1,519	$1,520	$3,037	$3,040

Weighted average interest rate	7.75%	7.75%	7.75%	7.75%
Average borrowings	$71,875	$71,875	$71,875	$71,875

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

Subsequent to the fiscal quarter ended September 30, 2025, the Company redeemed, in full, the August 2028 Notes. See Note 14 - Subsequent Events for more information.

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of September 30, 2025 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.73
Conversion rate (shares per $1,000 principal amount) (1)	40.43
Last conversion price calculation date	September 15, 2025
(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2025, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$2,947	$—	$5,894	$—
Amortization of deferred financing costs	370	—	740	—
Total interest and amortization of deferred financing costs	$3,317	$—	$6,634	$—

Weighted average interest rate	5.13%	—%	5.13%	—%
Average borrowings	$230,000	$—	$230,000	$—

September 2030 Notes

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% Notes due 2030 (the "September 2030 Notes"). The September 2030 Notes were issued at a price of 99.345% of the aggregate principal amount of the September 2030 Notes, resulting in a yield-to-maturity of 6.104%. The September 2030 Notes mature on September 18, 2030 and may be redeemed in whole or in part at any time prior to August 18, 2030, at par plus a "make-whole" premium, and thereafter at par. The September 2030 Notes bear interest at a rate of 5.950% per year, payable semi-annually in arrears on March 18 and September 18 of each year, beginning on March 18, 2026.

The summary information regarding the September 2030 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$694	$—	$694	$—
Amortization of deferred financing costs	42	—	42	—
Total interest and amortization of deferred financing costs	$736	$—	$736	$—

Weighted average interest rate	5.95%	—%	5.95%	—%
Average borrowings (1)	$350,000	$—	$350,000	$—
(1)Average borrowings for the three and six months ended September 30, 2025 were calculated from September 18, 2025 (the issuance date of the September 2030 Notes) through September 30, 2025.

The indenture governing the September 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the September 2030 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the seventh supplemental indenture relating to the September 2030 Notes.

In addition, holders of the September 2030 Notes can require the Company to repurchase some or all of the September 2030 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the seventh supplemental indenture relating to the September 2030 Notes.

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

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of September 30, 2025, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $87.5 million and leveragable capital of $26.0 million. As of September 30, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of September 30, 2025, SBIC II had a total leverage commitment from the SBA in the amount of $40.0 million, none of which was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense and fees	$1,948	$1,695	$3,875	$3,372
Amortization of deferred financing costs	197	184	394	368
Total interest and amortization of deferred financing costs	$2,145	$1,879	$4,269	$3,740

Weighted average interest rate	4.45%	4.43%	4.43%	4.41%
Average borrowings	$175,000	$153,000	$175,000	$153,000

As of September 30, 2025, SBIC I's issued and outstanding SBA Debentures mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
			$175,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2025 is as follows:

	Years Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$175,000	$175,000
SPV Credit Facility	—	—	—	77,000	—	—	77,000
October 2026 Notes (1)	150,000	—	—	—	—	—	150,000
August 2028 Notes (1)	71,875	—	—	—	—	—	71,875
2029 Convertible Notes	—	—	—	—	230,000	—	230,000
September 2030 Notes	—	—	—	—	—	350,000	350,000
Total	$221,875	$—	$—	$77,000	$230,000	$525,000	$1,053,875
(1)Subsequent to the fiscal quarter ended September 30, 2025, the Company redeemed, in full, the October 2026 Notes and the August 2028 Notes. See Note 14 - Subsequent Events for more information.

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2025, CSWC declared and paid a quarterly dividend in the amount of $33.7 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended June 30, 2025, CSWC declared and paid a quarterly dividend in the amount of $35.3 million, or $0.64 per share ($0.58 per share in regular dividends and $0.06 per share in supplemental dividends). During the quarter ended September 30, 2025, CSWC paid monthly regular dividends of $0.1934 per share for each of July, August, and September 2025 and a quarterly supplemental dividend of $0.06 per share in September 2025, totaling $36.0 million.

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
Reconciliation of RIC Distributable Income (1)	2025	2024
Net increase in net assets from operations	$52,620	$36,719
Net unrealized depreciation on investments	22,029	13,727
Expense/loss recognized for tax on pass-through entities	—	(7)
Realized (gain) loss book/tax differences	(613)	11,333
Capital loss carryover (2)	13,537	(1,864)
Net operating income - wholly-owned subsidiary	(24,404)	(2,008)
Dividend income from wholly-owned subsidiary	27,000	—
Non-deductible tax expense	1,487	542
Loss on extinguishment of debt	(1,363)	(1,363)
Non-deductible compensation	2,773	3,029
Compensation related book/tax differences	(2,387)	(6,184)
Interest on non-accrual loans	2,953	7,093
Other book/tax differences	(39)	303
Estimated distributable income before deductions for distributions	$93,593	$61,320

(1)The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
(2)At September 30, 2025, the Company had long-term capital loss carryforwards of $144.3 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of September 30, 2025, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,833.0 million, with such investments having gross unrealized appreciation of $18.9 million and gross unrealized depreciation of $114.1 million, resulting in net unrealized depreciation of $95.2 million. As of September 30, 2025, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $52.0 million, with such investments having gross unrealized appreciation of $93.4 million and gross unrealized depreciation of $13.0 million, resulting in net unrealized appreciation of $80.4 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $14.8 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of September 30, 2025 and March 31, 2025, the Taxable Subsidiary had a deferred tax liability of $14.9 million and $16.8 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of September 30, 2025 and March 31, 2025 (amounts in thousands):

	September 30, 2025	March 31, 2025
Deferred tax asset:
Net operating loss carryforwards	$253	$253
Interest	1,811	1,811
Total deferred tax asset	2,064	2,064
Deferred tax liabilities:
Net unrealized appreciation on investments	(12,524)	(15,054)
Net basis differences in portfolio investments	(4,401)	(3,790)
Total deferred tax liabilities	(16,925)	(18,844)
Total net deferred tax (liabilities) assets	$(14,861)	$(16,780)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Components of Income Tax Provision	2025	2024	2025	2024
Excise tax	$755	$325	$1,414	$492
Tax provision related to Taxable Subsidiary	1,278	(1,476)	1,374	734
Other	—	—	73	50
Total income tax provision	$2,033	$(1,151)	$2,861	$1,276

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2025	2024
Number of shares sold	1,766,975	839,099
Gross proceeds received (in thousands)	$40,304	$20,552
Net proceeds received (in thousands) (1)	$39,699	$20,244
Weighted average price per share	$22.81	$24.49

	Six Months Ended September 30,
	2025	2024
Number of shares sold	3,801,892	2,338,080
Gross proceeds received (in thousands)	$82,028	$58,920
Net proceeds received (in thousands) (1)	$80,896	$58,036
Weighted average price per share	$21.58	$25.20

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both September 30, 2025 and September 30, 2024, no proceeds remained receivable.

Cumulative to date, the Company has sold 36,843,069 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.50, raising $792.0 million of gross proceeds. Net proceeds were $779.9 million after commissions to the sales agents on shares sold. As of September 30, 2025, the Company has $208.0 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended September 30,
	2025	2024
Number of shares repurchased	—	—
Aggregate cost of shares repurchased (in thousands)	$—	$—
Weighted average price per share	$—	$—

	Six Months Ended September 30,
	2025	2024
Number of shares repurchased	52,593	71,229
Aggregate cost of shares repurchased (in thousands)	$1,119	$1,861
Weighted average price per share	$21.28	$26.13

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three and six months ended September 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Earnings per share - basic
Numerator for basic earnings per share	$25,619	$22,684	$52,620	$36,719
Adjustment for income allocated to participating securities	(286)	—	(587)	—
Numerator for basic earnings per common share	25,333	22,684	52,033	36,719
Denominator for basic earnings per common share	55,544	47,243	54,536	46,458
Basic earnings per common share	$0.46	$0.48	$0.95	$0.79
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$25,333	$22,684	$52,033	$36,719
Adjustment for interest and amortization on 2029 Convertible Notes	3,317	—	6,633	—
Numerator for diluted earnings per common share	$28,650	$22,684	$58,666	$36,719
Denominator for basic weighted average common share	55,544	47,243	54,536	46,458
Adjustment for dilutive effect of 2029 Convertible Notes	9,286	—	9,273	—
Denominator for diluted weighted average common shares	64,830	47,243	63,809	46,458
Diluted earnings per common share	$0.44	$0.48	$0.92	$0.79

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended September 30, 2025 and 2024, there was no anti-dilution.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan initially made available for issuance 1,200,000 shares of common stock. On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same date. As of September 30, 2025, there were 2,014,204 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of September 30, 2025, there were 75,280 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended September 30, 2025 and 2024, we recognized total share based compensation expense of $1.3 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.5 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. For the six months ended September 30, 2025 and 2024, we recognized total share based compensation expense of $2.4 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $2.8 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of September 30, 2025, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $12.8 million, which will be amortized over the weighted-average vesting period of approximately 2.9 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of September 30, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	506,352	$23.78	2.5
Granted	337,000	21.35	—
Vested	(175,311)	23.73	—
Forfeited	(43,062)	22.71	—
Unvested at September 30, 2025	624,979	$22.56	3.0

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of September 30, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	10,450	$23.93	0.4
Granted	10,965	22.80	—
Vested	(10,450)	23.93	—
Forfeited	—	—	—
Unvested at September 30, 2025	10,965	$22.80	0.9

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. We made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. During the three months ended September 30, 2025 and 2024, we made matching contributions of approximately $48.8 thousand and $45.9 thousand, respectively. During the six months ended September 30, 2025 and 2024, we made matching contributions of approximately $174.5 thousand and $163.0 thousand, respectively.

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

The balances of unfunded debt commitments as of September 30, 2025 and March 31, 2025 were as follows (amounts in thousands):

	September 30,	March 31,
Portfolio Company	2025	2025
Revolving Loans
360 Quote TopCo, LLC	$2,404	$—
Air Conditioning Specialist, Inc.	1,910	1,910
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	3,056	3,056
ArborWorks, LLC	781	1,116
ATS Operating, LLC	640	890
Better Than Home, Inc.	3,000	—
Bond Brand Loyalty ULC	1,200	1,200
BP Loenbro Holdings Inc.	2,422	1,321
Brandner Design, LLC	865	900
Burning Glass Intermediate Holding Company, Inc.	79	296
Campany Roof Maintenance, LLC	1,064	1,064
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	—	2,000
CDC Dental Management Co., LLC	2,000	1,500
Central Medical Supply LLC	525	1,050
Cumbria Capital MSO, LLC	1,500	1,100
Damotech Inc.	—	3,000
Drive Line Service of Portland, LLC	2,000	2,000
DWS Buyer LLC	1,293	—
Edge Autonomy Holdings, LLC	—	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	4,000
GPT Industries, LLC	3,000	3,000
GrammaTech, Inc.	1,000	1,000
Gravitiq LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	151	303
Ignite Visibility LLC	3,000	1,500
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	2,000
Island Pump and Tank, LLC	—	3,479
iVueit, LLC	750	1,000
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	2,000	2,000
Lash OpCo, LLC	612	—

	September 30,	March 31,
Portfolio Company	2025	2025
LEHR Upfitters, LLC	2,099	2,623
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	2,083	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	2,000
Local Web Leads, LLC	1,000	—
Main Line Brands LLC	2,000	—
Mammoth BorrowCo, Inc.	1,900	200
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	2,900	3,000
Mission Critical Group, LLC	1,902	—
Musiker Discovery Programs, Inc.	2,000	2,000
NeuroPsychiatric Hospitals, LLC	4,000	2,000
New Skinny Mixes, LLC	2,750	3,000
NinjaTrader, Inc.	—	2,500
Pipeline Technique Ltd.	944	944
Pool Service Partners, Inc.	2,000	2,000
Revo Brands, Inc.	1,700	4,300
Roseland Management, LLC	2,000	2,000
ServerLIFT, LLC	4,000	4,000
SocialSEO, LLC	1,800	2,200
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	2,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	1,800	4,000
VP Move Purchaser, Inc.	4,200	3,900
Wash & Wax Systems LLC	430	—
Well Labs Plus, LLC	3,000	—
Well-Foam, Inc.	4,500	4,500
White Plains Linen LLC	2,000	—
Winter Services Operations, LLC	4,089	1,333
Zenfolio Inc.	3,500	1,500
Total Revolving Loans	130,545	122,735
Delayed Draw Term Loans
AAC New Holdco Inc.	47	—
Air Conditioning Specialist Inc.	—	3,229
Better Than Home, Inc.	17,750	—
BP Loenbro Holdings Inc.	—	1,101
Central Medical Supply LLC	—	1,400
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	950	950
DWS Buyer LLC	2,155	—
Enstoa, Inc.	10,671	—

	September 30,	March 31,
Portfolio Company	2025	2025
Exact Borrower, LLC	2,200	2,200
Ignite Visibility LLC	3,000	—
ITA Holdings Group, LLC	8,813	—
iVueit, LLC	10,000	10,000
KMS, LLC	2,286	2,286
LEHR Upfitters, LLC	2,449	5,247
Mid-Florida Endodontics Management Company, LLC	10,000	10,000
Mission Critical Group, LLC	4,565	—
Musiker Discovery Programs, Inc.	7,500	7,500
One Group, LLC	—	545
Pool Service Partners, Inc.	6,100	6,100
Superior Health Parent LLC	10,000	10,000
SureKap, LLC	7,222	7,222
TMT BHC Buyer, Inc.	—	5,000
unWired Broadband, LLC	14,600	—
Well Labs Plus, LLC	19,750	—
Total Delayed Draw Term Loans	140,982	73,704
Other
Broad Sky Networks, LLC	—	57
Ignite Visibility LLC (1)	50,000	—
Spectrum of Hope, LLC	—	411
unWired Broadband, LLC (2)	12,000	—
Total Other	62,000	468
Total Unfunded Debt Commitments	$333,527	$196,907
(1)Unfunded commitment to Ignite Visibility LLC represents an unfunded term loan commitment with an expiration date of October 31, 2025.
(2)Unfunded commitment to unWired Broadband, LLC represents an unfunded term loan commitment that was subsequently funded on October 1, 2025 in accordance with the credit agreement.

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	September 30, 2025	March 31, 2025
Unfunded Debt Commitments
Expiring during fiscal year ending:
2026	$90,913	$31,354
2027	137,384	70,235
2028	20,277	16,420
2029	38,534	42,986
2030	30,224	33,912
2031	11,902	2,000
2032	4,293	—
Total Unfunded Debt Commitments	$333,527	$196,907

The balances of unfunded equity commitments as of September 30, 2025 and March 31, 2025 were as follows (amounts in thousands):

	September 30, 2025	March 31, 2025
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	411	411
Total Unfunded Equity Commitments	$536	$536

As of September 30, 2025, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of September 30, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

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

Total lease expense incurred for each of the three months ended September 30, 2025 and 2024 was $0.1 million. Total lease expense incurred for the six months ended September 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively. As of September 30, 2025 and March 31, 2025, the asset related to the operating lease was $3.6 million and $3.9 million, respectively, and as of September 30, 2025 and March 31, 2025, the lease liability was $5.0 million and $5.4 million, respectively. As of September 30, 2025, the remaining lease term was 10.0 years and the weighted average discount rate was 7.37%.

The following table shows future minimum payments under the Company's operating leases as of September 30, 2025 (in thousands):

Year ending March 31,	Rent Commitment
2026	$353
2027	715
2028	733
2029	752
2030	771
Thereafter	4,988
Total	$8,312

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three and six months ended September 30, 2025 and 2024, we did not receive any management fees from our portfolio companies.

13.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the six months ended September 30, 2025 and 2024 (share amounts presented in thousands).

	Six Months Ended
	September 30,
Per Share Data:	2025	2024
Investment income (1)	$2.05	$2.15
Operating expenses (1)	(0.84)	(0.83)
Income taxes (1)	(0.05)	(0.03)
Net investment income (1)	1.16	1.29
Net realized gain (loss), net of tax (1)	0.19	(0.21)
Net unrealized (depreciation) appreciation on investments, net of tax (1)	(0.40)	(0.29)
Total increase from investment operations	0.95	0.79
Accretive effect of share issuances and repurchases	0.31	0.40
Dividends to shareholders	(1.28)	(1.27)
Issuance of restricted stock (2)	(0.10)	(0.14)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.04)	(0.07)
Share based compensation expense	0.04	0.06
Other (3)	0.04	0.05
(Decrease) increase in net asset value	(0.08)	(0.18)
Net asset value
Beginning of period	16.70	16.77
End of period	$16.62	$16.59

Ratios and Supplemental Data
Ratio of operating expenses to average net assets (4)	9.94%	9.86%
Ratio of operating expenses (excluding interest expense) to average net assets (4)	3.20%	3.49%
Ratio of net investment income to average net assets (4)	13.75%	15.26%
Portfolio turnover	8.08%	10.44%
Total investment return (5)	0.65%	6.33%
Total return based on change in NAV (6)	7.19%	6.50%

Per share market value at the end of the period	$21.86	$25.29
Weighted-average basic shares outstanding	54,536	46,458
Weighted-average diluted shares outstanding	63,809	46,458
Common shares outstanding at end of period	56,967	47,687

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

14.    SUBSEQUENT EVENTS

On October 13, 2025, the Company redeemed, in full, $150.0 million in aggregate principal amount of the issued and outstanding October 2026 Notes and redeemed, in full, $71.9 million in aggregate principal amount of the issued and outstanding August 2028 Notes. Each of the October 2026 Notes and the August 2028 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. There was no "make-whole" premium required to be paid in connection therewith. The Company will recognize a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of approximately $2.2 million during the quarter ending December 31, 2025.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$135	$13	$85	$37	$—	$—	$(21)	$101
	First Lien		8,772	714	7,437	33	—	—	(961)	6,509
	27,000 Class A Units		—	—	—	—	—	—	—	—
KMS, LLC	First Lien	Distribution	2,121	152	2,407	125	(411)	—	—	2,121
	Delayed Draw Term Loan		2,464	170	2,261	142	—	—	61	2,464
	19,395.96 Series A Preferred Units		—	—	6,305	—	—	—	2,152	8,457
National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,625	290	11,282	262	(496)	—	(528)	10,520
	First Lien - Term Loan B		11,625	290	9,500	281	(514)	—	1,253	10,520
	191,049.33 Class A-3 Preferred Units		—	24	2,007	—	—	—	(7)	2,000
	Warrants		—	—	92	—	—	—	1,100	1,192
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	3,592	113	2,284	1,308	—	—	—	3,592
	First Lien - Tranche A Term Loan		11,120	—	9,318	—	—	—	(2,101)	7,217
	First Lien - Tranche B Term Loan		11,120	—	3,114	—	—	—	(3,114)	—
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$62,574	$1,766	$56,092	$2,188	$(1,421)	$—	$(2,166)	$54,693

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$198	$17	$181	$17	$—	$—	$—	$198
	First Lien - Term Loan A		3,086	152	2,933	153	—	—	—	3,086
	First Lien - Term Loan B		3,023	90	2,933	90	—	—	(1,648)	1,375
	Delayed Draw Term Loan		768	33	—	768	—	—	—	768
	11,909,273.85 Preferred Units		—	—	5,702	—	—	—	(5,702)	—
	617,803 Common Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	—	—	685	—	(685)	—	—	—
	First Lien		—	—	20,761	—	(20,761)	—	—	—
	Delayed Draw Term Loan		—	—	2,893	—	(2,893)	—	—	—
	1,006,045.85 Preferred Units		—	—	2,941	—	(5,431)	4,087	(1,597)	—
American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	6,051	392	5,851	200	—	—	—	6,051
	First Lien - Term Loan B		6,051	392	4,973	200	—	—	(242)	4,931
	21,062.03 Class A Preferred Units		—	—	1,843	—	—	—	(1,843)	—
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	1,220	72	886	371	(37)	—	—	1,220
	First Lien		3,722	201	3,473	207	—	—	42	3,722
	100 Class A Units		—	—	5	—	—	—	—	5
	13,898.32 Class A-1 Preferred Units		—	—	3,032	—	—	—	1,655	4,687
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	—	—	(10)	—	—	10	—
	First Lien		14,377	860	14,700	19	(323)	—	(19)	14,377
	1,000,000 Class A Units		—	—	1,805	—	—	—	192	1,997
	500,000 Class B Units		—	—	797	—	—	—	67	864
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,975	82	1,450	506	—	—	19	1,975
	First Lien		18,641	951	18,525	(13)	—	—	129	18,641
	Delayed Draw Term Loan		—	(4)	101	(11)	(101)	—	11	—
	2,620,670 Preferred Units		—	—	3,163	—	—	—	—	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	372	5,880	10	—	—	110	6,000
	1,250,000 Preferred Units		—	—	1,038	—	—	—	313	1,351
Crafty Apes, LLC	First Lien	Movies & Entertainment	4,053	250	3,653	253	—	—	(43)	3,863
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519.07 Class A Common Units		—	—	5,037	—	—	—	187	5,224
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	5,066	301	4,766	302	—	—	(2)	5,066
	First Lien - Term Loan B		4,985	334	4,985	—	—	—	—	4,985
	250,000 Class A Preferred units		—	—	317	—	—	—	—	317
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	14	—	6	—	—	(6)	—
	First lien		5,796	354	5,866	12	(69)	—	(24)	5,785
	1,000,000 Class A Preferred Units		—	100	2,747	—	—	—	558	3,305

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	4	—	1	—	—	(1)	—
	First Lien		188	33	563	—	(375)	—	—	188
	1,000 Class A Units		—	—	336	—	—	—	(135)	201
	360.06 Class A-1 Units		—	—	121	—	—	—	(48)	73
Gravitiq LLC	Revolving Loan	Consumer Products	—	71	—	2,905	(2,900)	—	(5)	—
	First Lien - Term Loan A		14,813	857	14,082	81	(188)	—	541	14,516
	First Lien - Term Loan B		14,813	1,005	14,082	76	(188)	—	546	14,516
	Warrants		—	—	1,597	—	—	—	595	2,192
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	227	3,525	9	—	—	(9)	3,525
	First Lien - Term Loan		14,840	1,066	13,356	1,747	—	—	(263)	14,840
	First Lien - Term Loan B		14,840	1,220	13,356	1,756	—	—	(272)	14,840
	First Lien - Term Loan C		12,338	362	—	12,338	—	—	—	12,338
	Delayed Draw Term Loan - A		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan - B		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan		—	92	—	—	—	—	—	—
	Warrants		—	1,753	9,755	—	—	—	2,876	12,631
	Warrants		—	1,384	11,369	—	—	—	4,119	15,488
	9.25% Class A Membership Interest		—	1,497	8,776	—	—	—	3,869	12,645
iVueit, LLC	Revolving Loan	Business Services	250	14	—	251	—	—	(3)	248
	First Lien		10,000	531	9,902	8	—	—	—	9,910
	Delayed Draw Term Loan		—	25	—	—	—	—	—	—
	2,000 Preferred Units		—		2,000	—	—	—	232	2,232

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	Revolving Loan	Consumer Services	—	7	—	2	—	—	(2)	—
	First Lien		10,800	509	7,425	3,274	—	—	(7)	10,692
	1,244 Class A Units		—	—	1,000	244	—	—	(219)	1,025
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	—	16	701	521	(1,250)	—	28	—
	First Lien		5,013	192	4,842	—	(26)	—	106	4,922
	Second Lien		5,208	—	—	—	—	—	—	—
	208,333.33 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.99 Common units		—	—	—	—	—	—	—	—
Local Web Leads, LLC	Revolving Loan	Media & Marketing	—	2	—	(10)	—	—	10	—
	First Lien - Term Loan A		6,750	177	—	6,686	—	—	—	6,686
	First Lien - Term Loan B		6,750	210	—	6,686	—	—	—	6,686
	750,000 Common Units		—	—	—	750	—	—	—	750
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	—	8	—	3	—	—	(3)	—
	First Lien		5,000	296	4,765	9	—	—	171	4,945
	Delayed Draw Term Loan		5,400	275	5,146	(50)	—	—	245	5,341
	10,667 Common units		—	—	610	—	—	—	336	946
Precision Spray & Coatings, LLC	First Lien	Industrial Services	4,000	81	—	3,961	—	—	—	3,961
	2,000 Class A-2 Units		—	—	—	2,000	—	—	—	2,000

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	8	—	3	—	—	(3)	—
	First Lien		14,473	848	14,598	(1)	(125)	—	1	14,473
	3,364 Class A-2 Units		—	—	802	—	—	—	(28)	774
	1,100 Class A-1 Units		—	—	196	—	—	—	(9)	187
	16,084 Class A Units		—	—	941	—	—	—	(135)	806
Sonobi, Inc.	500,000 Class A Common Units	Media & Marketing	—	—	—	—	—	—	—	—
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	—	—	—	—	—	(7,560)	7,560	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,761	—	—	—	—	3,761
	355,555.56 Senior Preferred units		—	—	—	—	—	—	—	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	449	7,312	10	—	—	(122)	7,200
	1,625,472 Class A-1 Preferred Units		—	—	1,082	90	—	—	(323)	849

Portfolio Company	Type of Investment (1)	Industry	September 30, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2025
White Plains Linen LLC	Revolving Loan	Commercial Services & Supplies	1,000	21	—	971	—	—	—	971
	First Lien - Term Loan A		12,200	221	—	12,081	—	—	—	12,081
	First Lien - Term Loan B		12,200	263	—	12,081	—	—	—	12,081
	16.75% LP Interest		—	—	—	335	—	—	—	335
Total Affiliate Investments			$276,557	$18,687	$292,891	$68,930	$(35,352)	$(3,473)	$11,815	$334,811
Total Control & Affiliate Investments			$339,131	$20,453	$348,983	$71,118	$(36,773)	$(3,473)	$9,649	$389,504
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. As of September 30, 2025 and 2024, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.64% and 1.74%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2025 and March 31, 2025, our investment portfolio at fair value represented approximately 92.9% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of September 30, 2025 and March 31, 2025 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2025, investments on non-accrual status represented approximately 1.0% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $1,877.9 million as of September 30, 2025, as compared to $1,785.3 million as of March 31, 2025. As of September 30, 2025, we had investments in 126 portfolio companies with an aggregate cost of $1,896.5 million. As of March 31, 2025, we had investments in 121 portfolio companies with an aggregate cost of $1,779.4 million. The following table presents certain additional selected information regarding our debt investments as of September 30, 2025 and March 31, 2025 (dollars in millions):

	September 30, 2025	March 31, 2025
Debt investments, at fair value, bearing a floating rate	$1,648.4	$1,562.3
Percentage of debt bearing a floating rate	96.6%	97.3%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	99.1%
Debt investments, at fair value, bearing a fixed rate	$57.9	$43.6
Percentage of debt bearing a fixed rate	3.4%	2.7%
Weighted average contractual minimum interest rate	1.4%	1.5%

The following tables provide a summary of our investments in portfolio companies as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
	(dollars in thousands)
Number of portfolio companies (a)	126	121
Fair value	$1,877,907	$1,785,299
Cost	$1,896,526	$1,779,360
% of portfolio at fair value - debt	90.9%	90.0%
% of portfolio at fair value - equity	9.1%	10.0%
% of investments at fair value secured by first lien	89.9%	88.9%
Weighted average annual effective yield on debt investments (b)	11.5%	11.7%
Weighted average annual effective yield on total investments (c)	12.0%	11.5%
Weighted average EBITDA (d)	$19,567	$18,499
Weighted average leverage through CSWC security (e)	3.5x	3.5x

(a)At September 30, 2025 and March 31, 2025, we had equity ownership in approximately 65.9% and 65.3%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses.

The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2025 and March 31, 2025, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2025, investments on non-accrual status represented approximately 1.0% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. As of September 30, 2025, 13 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. As of September 30, 2025, 13 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2025 and March 31, 2025:

	As of September 30, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$340,902	20.0%
2	1,214,233	71.2
3	126,197	7.4
4	21,158	1.2
5	3,761	0.2
Total	$1,706,251	100.0%

	As of March 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$400,989	25.0%
2	1,035,968	64.5
3	144,929	9.0
4	20,259	1.3
5	3,761	0.2
Total	$1,605,906	100.0%

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

As of September 30, 2025, investments on non-accrual status represented approximately 1.0% of our total investment portfolio's fair value and approximately 2.6% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

Investment Activity

During the six months ended September 30, 2025, we made debt investments totaling $201.6 million and equity investments totaling $6.0 million. We also received, in connection with the sale of a preferred equity investment, an earnout with a cost basis of $3.5 million, which is included in financial instruments. We received contractual principal repayments totaling approximately $17.5 million and full prepayments of approximately $78.0 million. We funded $30.1 million on revolving loans and received $21.0 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $36.3 million.

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

Total portfolio investment activity for the six months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

Six months ended September 30, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	231,664	—	57	5,990	3,457	241,168
Proceeds from sales of investments	(1,789)	—	—	(34,482)	—	(36,271)
Principal repayments received	(116,337)	—	(146)	—	—	(116,483)
Conversion/exchange of security	(3,951)	—	—	3,951	—	—
PIK interest earned	6,107	—	8	—	—	6,115
Accretion of loan discounts	4,739	26	—	—	—	4,765
Realized gain (loss)	(12,827)	—	—	30,700	—	17,873
Unrealized (loss) gain	(6,286)	(922)	2	(17,638)	285	(24,559)
Fair value, end of period	$1,687,942	$17,170	$1,139	$167,914	$3,742	$1,877,907

Six months ended September 30, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	189,044	—	57	4,948	194,049
Proceeds from sales of investments	(22,585)	—	—	—	(22,585)
Principal repayments received	(128,801)	(3,420)	—	—	(132,221)
Distributions-in-kind (1)	4,115	—	—	2,294	6,409
Conversion of security	—	(1,062)	(153)	1,215	—
PIK interest earned	5,984	70	11	—	6,065
Accretion of loan discounts	3,095	(4)	—	—	3,091
Realized gain (loss)	131	(8,977)	—	—	(8,846)
Unrealized (loss) gain	(15,043)	6,991	29	(5,993)	(14,016)
Fair value, end of period	$1,345,389	$27,372	$1,280	$134,466	$1,508,507
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

Comparison of three months ended September 30, 2025 and September 30, 2024

	Three Months Ended
	September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$56,945	$48,706	$8,239	16.9%
Interest expense	16,020	12,587	3,433	27.3%
Other operating expenses	6,908	6,105	803	13.2%
Income before taxes	34,017	30,014	4,003	13.3%
Income tax provision (benefit)	2,033	(1,151)	3,184	(276.6)%
Net investment income	31,984	31,165	819	2.6%
Net realized loss on investments, net of tax	(4,926)	(10,289)	5,363	52.1%
Net unrealized (depreciation) appreciation on investments, net of tax	(1,437)	1,808	(3,245)	(179.5)%
Realized loss on disposal of fixed assets	2	—	2	100.0%
Net increase in net assets from operations	$25,619	$22,684	$2,935	12.9%

Investment Income

Total investment income for the three months ended September 30, 2025 was approximately $56.9 million, a $8.2 million, or 16.9%, increase as compared to the three months ended September 30, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Interest income	$46,205	$42,138
PIK interest income	2,794	2,398
Amortization of purchase discounts and fees	2,053	1,560
Dividend income	2,742	572
Fee income	2,533	1,547
Other investment income	618	491
Total investment income	$56,945	$48,706

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended September 30, 2025 totaled $51.1 million as compared to $46.1 million for the three months ended September 30, 2024. The increase was primarily due to a 22.2% increase in the average monthly cost basis of debt investments held by us from $1,405.4 million to $1,717.2 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 12.9% to 11.5% year-over-year. Dividend income for the three months ended September 30, 2025 increased

$2.2 million as compared to the three months ended September 30, 2024 due to an increase in distributions received from portfolio companies. Fee income for the three months ended September 30, 2025 increased $1.0 million as compared to the three months ended September 30, 2024 primarily due to an increase in arranger fees and amendment fees in the current quarter. Other income for the three months ended September 30, 2025 increased $0.1 million as compared to the three months ended September 30, 2024 primarily due to an increase in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2025, our total interest expense was $16.0 million, an increase of $3.4 million, as compared to the total interest expense of $12.6 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase of $239.3 million in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt outstanding from 5.61% to 5.49% for the three months ended September 30, 2024 and September 30, 2025, respectively. This decrease in the weighted average interest rate on our total debt was primarily due to a decrease in the weighted average interest rate on our Credit Facilities, partially offset by the issuance of the 2029 Convertible Notes.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $0.4 million, or 10.6%, as compared to the total employee compensation expense for the three months ended September 30, 2024. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan, partially offset by a decrease in share-based compensation due to a lower fair value on current year restricted stock award grants. For the three months ended September 30, 2025, our total general and administrative expense increase by $0.4 million, or 16.7%, as compared to the total general and administrative expense for the three months ended September 30, 2024. The increase was primarily due to an increase in legal fees, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended September 30, 2025, income before taxes increased by $4.0 million, or 13.3%. Net investment income increased from the prior year period by $0.8 million, or 2.6%, to $32.0 million as a result of a $8.2 million increase in total investment income, partially offset by a $3.4 million increase in interest expense and a $3.2 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $4.9 million for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,656)	$—	$—	$(7,656)
Equity	3,488	—	(758)	2,730
Total net realized (loss) gain	$(4,168)	$—	$(758)	$(4,926)
(1)Included in "Other" is a $0.8 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $10.3 million for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$707	$(11,010)	$8	$(10,295)
Equity	—	—	6	6
Total net realized (loss) gain	$707	$(11,010)	$14	$(10,289)

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $1.4 million for the three months ended September 30, 2025 (amounts in thousands):

	Three Months Ended September 30, 2025
	Debt	Equity	Financial Instruments	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$7,328	$(3,292)	$—	$4,036
Net unrealized (depreciation) appreciation relating to portfolio investments	(10,257)	4,499[1]	285	(5,473)
Total net unrealized (depreciation) appreciation on investments	$(2,929)	$1,207	$285	$(1,437)
1Includes a deferred tax provision of $1.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $1.8 million for the three months ended September 30, 2024 (amounts in thousands):

	Three Months Ended September 30, 2024
	Debt	Equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$11,071	$—	$11,071
Net unrealized (depreciation) appreciation relating to portfolio investments	(8,018)	(1,245)[1]	(9,263)
Total net unrealized appreciation (depreciation) on investments	$3,053	$(1,245)	$1,808
1 Includes a deferred tax benefit of $13.0 thousand associated with the Taxable Subsidiary.

Comparison of six months ended September 30, 2025 and September 30, 2024

	Six Months Ended
	September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$112,892	$100,060	$12,832	12.8%
Interest expense	31,284	25,034	6,250	25.0%
Other operating expenses	14,874	13,726	1,148	8.4%
Income before taxes	66,734	61,300	5,434	8.9%
Income tax provision	2,861	1,276	1,585	124.2%
Net investment income	63,873	60,024	3,849	6.4%
Net realized gain (loss) on investments, net of tax	10,778	(9,578)	20,356	(212.5)%
Net unrealized depreciation on investments, net of tax	(22,029)	(13,727)	(8,302)	60.5%
Realized loss on disposal of fixed assets	2	—	2	100.0%
Net increase in net assets from operations	$52,620	$36,719	$15,901	43.3%

Investment Income

Total investment income for the six months ended September 30, 2025 was approximately $112.9 million, a $12.8 million, or 12.8%, increase as compared to the six months ended September 30, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
Interest income	$90,609	$83,594
PIK interest income	6,054	5,449
Amortization of purchase discounts and fees	4,764	3,091
Dividend income	6,419	2,990
Fee income	4,141	3,903
Other investment income	905	1,033
Total investment income	$112,892	$100,060

Interest income, PIK interest income, and amortization of purchase discounts and fees on an aggregate basis for the six months ended September 30, 2025 totaled $101.4 million as compared to $92.1 million for the six months ended September 30, 2024. The increase was primarily due to a 22.2% increase in the average monthly cost basis of debt investments held by us from $1,391.3 million to $1,699.8 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 12.9% to 11.5% year-over-year. Dividend income for the six months ended September 30, 2025 increased $3.4 million as compared to the six months ended September 30, 2024 due to an increase in distributions received from portfolio companies. Fee income for the six months ended September 30, 2025 increased $0.2 million as compared to the six months ended September 30, 2024 primarily due to an increase in arranger fees and administrative fees, partially offset by a decrease in amendment fees.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2025, our total interest expense was $31.3 million, an increase of $6.3 million, as compared to the total interest expense of $25.0 million for the six months ended September 30, 2024. The increase was primarily attributable to an increase of $217.2 million in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 5.60% to 5.47% for the six months ended September 30, 2024 and September 30, 2025, respectively. The decrease in the weighted average interest rate was primarily due to a decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $0.8 million as compared to the total employee compensation expense for the six months ended September 30, 2024. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan, partially offset by a decrease in share-based compensation due to a lower fair value on current year restricted stock award grants. For the six months ended September 30, 2025, our total general and administrative expense, including professional fees, was $5.9 million, an increase of $0.4 million, or 6.6%, as compared to $5.5 million for the six months ended September 30, 2024. The increase was primarily attributable to a variety of factors including an increase in legal fees, as well as an increase in rent expense and depreciation expense due to additional office space, in addition to individually immaterial increases across several general operating expenses.

Net Investment Income

For the six months ended September 30, 2025, income before taxes increased by $5.4 million, or 8.9%. Net investment income increased from the prior year period by $3.8 million, or 6.4%, to $63.9 million as a result of a $12.8 million increase in total investment income, partially offset by a $6.3 million increase in interest expense and a $1.6 million increase in income tax provision.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $10.8 million for the six months ended September 30, 2025:

	Six months ended September 30, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,793)	$(5,130)	$—	$(12,923)
Equity	30,700	—	(6,999)	23,701
Total net realized gain (loss)	$22,907	$(5,130)	$(6,999)	$10,778
(1)Included in "Other" is a $7.0 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $9.6 million for the six months ended September 30, 2024:

	Six months ended September 30, 2024
	Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,753	$(11,010)	$(57)	$(9,314)
Equity	—	—	(264)	(264)
Total net realized (loss) gain	$1,753	$(11,010)	$(321)	$(9,578)

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $22.0 million for the six months ended September 30, 2025 (amounts in thousands):

	Six months ended September 30, 2025
	Debt	Equity	Financial Instruments	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$9,684	$(34,968)	$—	$(25,284)
Net unrealized (depreciation) appreciation relating to portfolio investments	(16,891)	19,861[1]	285	3,255
Total net unrealized (depreciation) appreciation on investments	$(7,207)	$(15,107)	$285	$(22,029)
1Includes a deferred tax benefit of $2.5 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $13.7 million for the six months ended September 30, 2024 (amounts in thousands):

	Six months ended September 30, 2024
	Debt	Equity	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$10,574	$—	$10,574
Net unrealized (depreciation) appreciation relating to portfolio investments	(18,597)	(5,704)[1]	(24,301)
Total net unrealized appreciation (depreciation) on investments	$(8,023)	$(5,704)	$(13,727)
1 Includes a deferred tax provision of $0.3 million associated with the Taxable Subsidiary.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2025, the Company’s asset coverage was 208%.

Cash Flows

For the six months ended September 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $44.2 million. During the foregoing period, our operating activities used $40.7 million in cash, consisting primarily of new portfolio investments made by the Company of $237.7 million, partially offset by $114.7 million from sales and repayments received from debt investments in portfolio companies and $30.9 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $85.2 million, consisting primarily of net proceeds from the issuance of the September 2030 Notes of $344.2 million and net proceeds from the Equity ATM Program of $80.9 million partially offset by net repayments on our Credit Facilities of $266.0 million and cash dividends paid in the amount of $71.4 million. At September 30, 2025, the Company had cash and cash equivalents of approximately $87.4 million and restricted cash of approximately $1.7 million.

For the six months ended September 30, 2024, we experienced a net increase in cash and cash equivalents in the amount of $15.0 million. During that period, our operating activities provided $7.3 million in cash, consisting primarily of $153.1 million from sales and repayments received from debt investments in portfolio companies, partially offset by new portfolio investments made by the Company of $194.0 million. In addition, our financing activities used cash of $8.2 million, consisting primarily of cash dividends paid in the amount of $60.0 million, partially offset by net proceeds from the Equity ATM Program of $58.0 million and net borrowings on our Credit Facilities of $13.0 million. At September 30, 2024, the Company had cash and cash equivalents of approximately $47.2 million.

Capital Resources

As of September 30, 2025, we had $87.4 million in unrestricted cash and cash equivalents and $632.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of September 30, 2025, we had no borrowings outstanding and $509.2 million of undrawn commitments under the Corporate Credit Facility, and $77.0 million outstanding and $123.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both September 30, 2025 and March 31, 2025. Subsequent to the fiscal quarter ended September 30, 2025, we redeemed, in full, the October 2026 Notes. See "Recent Developments" for more information.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The outstanding aggregate principal amount of the August 2028 Notes was $71.9 million as of both September 30, 2025 and March 31, 2025. Subsequent to the fiscal quarter ended September 30, 2025, we redeemed, in full, the August 2028 Notes. See "Recent Developments" for more information.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both September 30, 2025 and March 31, 2025 was $230.0 million.

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% notes due 2030 ("the September 2030 Notes"). The outstanding aggregate principal amount of the September 2030 Notes as of September 30, 2025 was $350.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, and the September 2030 Notes, including material terms governing the unsecured notes, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I and SBIC II to each borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of September 30, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of September 30, 2025, SBIC II had a total leverage commitment from the SBA in the amount of $40.0 million, none of which was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program:

	Three Months Ended September 30,
	2025	2024
Number of shares sold	1,766,975	839,099
Gross proceeds received (in thousands)	$40,304	$20,552
Net proceeds received (in thousands) (1)	$39,699	$20,244
Weighted average price per share	$22.81	$24.49

	Six Months Ended September 30,
	2025	2024
Number of shares sold	3,801,892	2,338,080
Gross proceeds received (in thousands)	$82,028	$58,920
Net proceeds received (in thousands) (1)	$80,896	$58,036
Weighted average price per share	$21.58	$25.20

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both September 30, 2025 and September 30, 2024, no amounts remained receivable.

Cumulative to date, the Company has sold 36,843,069 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.50, raising $792.0 million of gross proceeds. Net proceeds were $779.9 million after commissions to the sales agents on shares sold. As of September 30, 2025, the Company had $208.0 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

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

At September 30, 2025 and March 31, 2025, we had a total of approximately $334.1 million and $197.4 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of September 30, 2025, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of September 30, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of September 30, 2025. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$8,312	$706	$1,466	$1,542	$4,598
SPV Credit Facility	77,000	—	—	77,000	—
Interest due on SPV Credit Facility (1)	18,207	5,249	10,513	2,445	—
October 2026 Notes (2)	150,000	150,000	—	—	—
Interest due on October 2026 Notes	2,700	2,700	—	—	—
August 2028 Notes (2)	71,875	71,875	—	—	—
Interest due on August 2028 Notes	1,114	1,114	—	—	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	50,097	11,788	23,575	14,734	—
September 2030 Notes	350,000	—	—	350,000	—
Interest due on September 2030 Notes	104,125	20,825	41,650	41,650	—
SBA Debentures	175,000	—	—	—	175,000
Interest due on SBA Debentures (3)	59,778	7,728	15,476	15,455	21,119
	$1,298,208	$271,985	$92,680	$732,826	$200,717

(1)Amounts include interest payments calculated at an average rate of 6.92% of outstanding borrowings under the SPV Credit Facility, which were $77.0 million as of September 30, 2025.
(2)Subsequent to the fiscal quarter ended September 30, 2025, we redeemed, in full, the October 2026 Notes and August 2028 Notes. See "Recent Developments" for more information.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On October 13, 2025, the Company redeemed, in full, $150.0 million in aggregate principal amount of the issued and outstanding October 2026 Notes and redeemed, in full, $71.9 million in aggregate principal amount of the issued and outstanding August 2028 Notes. Each of the October 2026 Notes and the August 2028 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. There was no "make-whole" premium required to be paid in connection therewith. The Company will recognize a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of approximately $2.2 million during the quarter ending December 31, 2025.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we currently borrow, and plan to borrow in the future, to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rate indices, including SOFR and Prime rates, to the extent our debt investments include floating interest rates. Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures are fixed for the life of such debt.

The Federal Reserve decreased interest rates by 0.25% in each of September and October of 2025, lowering their benchmark lending rate to a range between 3.75% and 4.00%. While the Federal Reserve has indicated potential for additional rate reductions in the fourth quarter of 2025, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2025, we were not a party to any hedging arrangements.

As of September 30, 2025, approximately 96.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments or borrowings as of September 30, 2025.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(200 bps)	$(31,892)	$(0.56)
(150 bps)	(24,152)	(0.42)
(100 bps)	(16,110)	(0.28)
(50 bps)	(8,055)	(0.14)
50 bps	8,055	0.14

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2025.

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended September 30, 2025, the Company did not repurchase any shares under the share repurchase program.
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
4.11
Seventh Supplemental Indenture, dated as of September 18, 2025, relating to the 5.950% Notes due 2030, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 18, 2025).

4.12	Form of Global Note with respect to the 5.950% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 18, 2025).
4.13
Form of Capital Southwest SBIC I, LP SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.14	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CAPITAL SOUTHWEST CORPORATION

November 3, 2025	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
President and Chief Executive Officer

November 3, 2025	By:	/s/ Chris T. Rehberger
Date		Chris T. Rehberger
Chief Financial Officer, Treasurer and Secretary