Form 10-Q
period 2025-12-31
CAPITAL SOUTHWEST CORP
filed 2026-02-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

60,162,020 shares of Common Stock, $0.25 value per share, as of January 29, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	December 31,	March 31,
	2025	2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,608,987 and $1,403,623, respectively)	$1,607,833	$1,436,316
Affiliate investments (Cost: $349,820 and $304,824, respectively)	350,001	292,891
Control investments (Cost: $72,359 and $70,913, respectively)	55,371	56,092
Total investments (Cost: $2,031,166 and $1,779,360, respectively)	2,013,205	1,785,299
Cash and cash equivalents	42,559	43,221
Restricted cash	1,650	1,650
Receivables:
Dividends and interest	36,801	30,303
Escrow	1,988	1,926
Other	2,630	2,018
Income tax receivable	440	94
Debt issuance costs (net of accumulated amortization of $12,468 and $10,357, respectively)	7,573	9,266
Other assets	9,075	9,063
Total assets	$2,115,921	$1,882,840
Liabilities
SBA Debentures (net of $4,375 and $4,082, respectively, of unamortized debt issuance costs)	$190,625	$170,918
October 2026 Notes (net of $0 and $1,154, respectively, of unamortized debt issuance costs)	—	148,846
August 2028 Notes (net of $0 and $1,681, respectively, of unamortized debt issuance costs)	—	70,194
2029 Convertible Notes (net of $5,783 and $6,893, respectively, of unamortized debt issuance costs)	224,217	223,107
September 2030 Notes (net of $6,360 and $0, respectively, of unamortized debt issuance costs)	343,640	—
Credit Facilities	314,000	343,000
Other liabilities	29,950	23,038
Accrued restoration plan liability	540	555
Income tax payable	2,289	2,769
Deferred tax liability	15,026	16,780
Total liabilities	1,120,287	999,207

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at December 31, 2025 and March 31, 2025; issued, 59,456,961 shares at December 31, 2025 and 52,912,796 shares at March 31, 2025	14,864	13,228
Additional paid-in capital	1,057,225	959,123
Total distributable (loss) earnings	(76,455)	(88,718)
Total net assets	995,634	883,633
Total liabilities and net assets	$2,115,921	$1,882,840
Net asset value per share (59,456,961 shares outstanding at December 31, 2025 and 52,912,796 shares outstanding at March 31, 2025)	$16.75	$16.70
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Investment income:
Interest income:
Non-control/Non-affiliate investments	$40,987	$37,789	$122,971	$114,346
Affiliate investments	7,326	4,767	19,413	14,253
Control investments	500	333	1,801	975
Payment-in-kind interest income:
Non-control/Non-affiliate investments	3,513	2,717	7,262	7,025
Affiliate investments	999	529	2,864	1,670
Control investments	73	—	513	—
Dividend income:
Non-control/Non-affiliate investments	199	586	1,860	3,525
Affiliate investments	3,549	—	8,283	51
Control investments	—	—	24	—
Fee income:
Non-control/Non-affiliate investments	2,841	3,671	5,977	6,589
Affiliate investments	690	525	1,649	1,443
Control investments	27	8	74	75
Other income	743	1,048	1,648	2,081
Total investment income	61,447	51,973	174,339	152,033
Operating expenses:
Compensation	4,571	2,388	11,158	7,844
Share-based compensation	1,290	1,544	3,703	4,306
Interest	18,052	14,717	49,336	39,751
Professional fees	1,200	998	3,751	3,450
General and administrative	1,703	1,643	5,026	4,699
Total operating expenses	26,816	21,290	72,974	60,050
Income before taxes	34,631	30,683	101,365	91,983
Federal income, excise and other taxes	2	474	2,249	1,016
Deferred taxes	(2,356)	(107)	(1,743)	627
Total income tax (benefit) provision	(2,354)	367	506	1,643
Net investment income	$36,985	$30,316	$100,859	$90,340
Realized gain (loss)
Non-control/Non-affiliate investments	$(168)	$(12,889)	$21,163	$(22,374)
Affiliate investments	1	84	(3,564)	251
Control investments	—	—	—	(260)
Income tax benefit (provision)	392	—	(6,596)	—
Total net realized gain (loss) on investments, net of tax	225	(12,805)	11,003	(22,383)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	489	(5,229)	(33,719)	(19,455)
Affiliate investments	170	7,745	11,984	7,193
Control investments	—	(354)	(2,166)	408
Income tax provision	(2,817)	(3,009)	(287)	(2,720)
Total net unrealized (depreciation) appreciation on investments, net of tax	(2,158)	(847)	(24,188)	(14,574)
Net realized and unrealized (losses) gains on investments	(1,933)	(13,652)	(13,185)	(36,957)
Realized loss on extinguishment of debt	(2,156)	(387)	(2,156)	(387)
Realized loss on disposal of fixed assets	—	(9)	(2)	(9)
Net increase in net assets from operations	$32,896	$16,268	$85,516	$52,987

Pre-tax net investment income per share - basic	$0.60	$0.64	$1.81	$1.95
Net investment income per share – basic	$0.64	$0.63	$1.80	$1.92
Net increase in net assets from operations – basic	$0.57	$0.34	$1.52	$1.13
Net increase in net assets from operations - diluted	$0.54	$0.34	$1.46	$1.12
Weighted average common shares outstanding – basic	57,530,942	48,315,228	55,538,000	47,079,617
Weighted average common shares outstanding – diluted	66,842,796	54,121,844	64,824,145	49,022,194

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

0	Common Stock		0	Treasury Stock		0	Additional Paid-In Capital	0	Total Distributable Earnings (Loss)	0	Total Net Asset Value
0	Number of Shares	Par Value	0	Number of Shares	Par Value	0		0		0
Balances at March 31, 2024	45,050,759	$11,263		—	$—		$796,945		$(52,532)		$755,676
Issuance of common stock	1,498,981	375		—	—		37,403		—		37,778
Share-based compensation	—	—		—	—		1,224		—		1,224
Issuance of common stock under restricted stock plan, net of forfeitures	359,000	89		—	—		(89)		—		—
Common stock withheld for payroll taxes upon vesting of restricted stock	(71,229)	(18)		—	—		(1,844)		—		(1,862)
Dividends to shareholders	—	—		—	—		—		(29,508)		(29,508)
Change in restoration plan liability	—	—		—	—		(12)		—		(12)
Net investment income	—	—		—	—		—		28,859		28,859
Net realized gain on investments, net of tax	—	—		—	—		—		711		711
Net unrealized depreciation on investments, net of tax	—	—		—	—		—		(15,535)		(15,535)
Balances at June 30, 2024	46,837,511	$11,709		—	$—		$833,627		$(68,005)		$777,331
Issuance of common stock	839,099	210		—	—		20,027		—		20,237
Share-based compensation	—	—		—	—		1,538		—		1,538
Issuance of common stock under restricted stock plan, net of forfeitures	10,075	3		—	—		(3)		—		—
Dividends to shareholders	—	—		—	—		—		(30,520)		(30,520)
Change in restoration plan liability	—	—		—	—		(12)		—		(12)
Net investment income	—	—		—	—		—		31,165		31,165
Net realized loss on investments, net of tax, and extinguishment of debt	—	—		—	—		—		(10,289)		(10,289)
Net unrealized appreciation on investments, net of tax	—	—		—	—		—		1,808		1,808
Balances at September 30, 2024	47,686,685	$11,922		—	$—		$855,177		$(75,841)		$791,258
Issuance of common stock	2,364,147	$591		—	$—		$52,324		$—		$52,915
Share-based compensation	—	—		—	—		1,544		—		1,544
Issuance of common stock under restricted stock plan, net of forfeitures	500	—		—	—		—		—		—
Dividends to shareholders	—	—		—	—		—		(31,532)		(31,532)
Change in restoration plan liability	—	—		—	—		(11)		—		(11)
Reclassification for certain permanent book-to-tax differences	—	—		—	—		(5,521)		5,521		—
Net investment income	—	—		—	—		—		30,316		30,316
Net realized loss on investments, net of tax, and extinguishment of debt	—	—		—	—		—		(13,201)		(13,201)
Net unrealized depreciation on investments, net of tax	—	—		—	—		—		(847)		(847)
Balances at December 31, 2024	50,051,332	$12,513		—	$—		$903,513		$(85,584)		$830,442

Balances at March 31, 2025	52,912,796	$13,228		—	$—		$959,123		$(88,718)		$883,633
Issuance of common stock	2,034,917	509		—	—		40,663		—		41,172
Share-based compensation	—	—		—	—		1,143		—		1,143
Issuance of common stock under restricted stock plan, net of forfeitures	332,250	83		—	—		(83)		—		—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,593)	(13)		—	—		(1,107)		—		(1,120)
Dividends to shareholders	—	—		—	—		—		(35,344)		(35,344)
Change in restoration plan liability	—	—		—	—		(11)		—		(11)
Net investment income	—	—		—	—		—		31,889		31,889
Net realized gain on investments, net of tax	—	—		—	—		—		15,704		15,704
Net unrealized depreciation on investments, net of tax	—	—		—	—		—		(20,592)		(20,592)
Balances at June 30, 2025	55,227,370	$13,807		—	$—		$999,728		$(97,061)		$916,474
Issuance of common stock	1,766,975	442		—	—		39,251		—		39,693
Share-based compensation	—	—		—	—		1,270		—		1,270
Issuance of common stock under restricted stock plan, net of forfeitures	(27,347)	(7)		—	—		7		—		—
Dividends to shareholders	—	—		—	—		—		(36,040)		(36,040)
Change in restoration plan liability	—	—		—	—		(12)		—		(12)
Net investment income	—	—		—	—		—		31,984		31,984
Net realized loss on investments, net of tax, and disposal of fixed assets	—	—		—	—		—		(4,928)		(4,928)
Net unrealized depreciation on investments, net of tax	—	—		—	—		—		(1,437)		(1,437)
Balances at September 30, 2025	56,966,998	$14,242		—	$—		$1,040,244		$(107,482)		$947,004
Issuance of common stock	2,490,000	$622		—	$—		$51,134		$—		$51,756
Share-based compensation	—	—		—	—		1,290		—		1,290
Common stock withheld for payroll taxes upon vesting of restricted stock	(37)	—		—	—		(1)		—		(1)
Dividends to shareholders	—	—		—	—		—		(37,299)		(37,299)
Change in restoration plan liability	—	—		—	—		(12)		—		(12)
Reclassification for certain permanent book-to-tax differences	—	—		—	—		(35,430)		35,430		—
Net investment income	—	—		—	—		—		36,985		36,985
Net realized loss on investments, net of tax, and extinguishment of debt	—	—		—	—		—		(1,931)		(1,931)
Net unrealized depreciation on investments, net of tax	—	—		—	—		—		(2,158)		(2,158)
Balances at December 31, 2025	59,456,961	$14,864		—	$—		$1,057,225		$(76,455)		$995,634

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net increase in net assets from operations	$85,516	$52,987
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(524,681)	(466,893)
Proceeds from sales and repayments of debt investments in portfolio companies	273,602	226,909
Proceeds from sales and return of capital of equity investments in portfolio companies	31,520	—
Payment of accreted original issue discounts	2,141	1,839
Payment of accrued payment-in-kind interest	510	23
Depreciation and amortization	5,211	4,193
Net pension benefit	(50)	(49)
Realized (gain) loss on investments before income tax	(17,550)	22,431
Realized loss on extinguishment of debt	2,154	387
Realized loss on disposal of fixed assets	2	9
Net unrealized depreciation on investments before income tax	23,901	11,854
Accretion of discounts on investments	(7,333)	(4,731)
Payment-in-kind interest	(10,137)	(8,804)
Share-based compensation expense	3,703	4,306
Deferred income taxes	(1,753)	3,631
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(6,402)	(5,994)
(Increase) decrease in escrow receivables	(75)	23
Increase in tax receivable	(345)	(332)
Increase in other receivables	(575)	(3,455)
Increase in other assets	(154)	(1,447)
(Decrease) increase in taxes payable	(480)	969
Increase in other liabilities	6,910	3,614
Net cash (used in) provided by operating activities	(134,365)	(158,530)
Cash flows from investing activities
Acquisition of fixed assets	(237)	(1,270)
Net cash used in investing activities	(237)	(1,270)
Cash flows from financing activities
Proceeds from common stock offering	132,661	110,951
Borrowings under Credit Facilities	523,000	274,000
Repayments of Credit Facilities	(552,000)	(231,000)
Debt issuance costs paid	(1,763)	(1,553)
Proceeds from issuance of SBA Debentures	19,513	21,464
Proceeds from issuance of September 2030 Notes	344,208	—
Proceeds from issuance of 2029 Convertible Notes	—	223,100
Redemption of January 2026 Notes	—	(140,000)
Redemption of October 2026 Notes	(150,000)	—
Redemption of August 2028 Notes	(71,875)	—
Dividends to shareholders	(108,683)	(91,560)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,121)	(1,862)
Net cash provided by financing activities	133,940	163,540
Net (decrease) increase in cash, cash equivalents and restricted cash	(662)	3,740
Cash and cash equivalents at beginning of period	44,871	32,273
Cash, cash equivalents and restricted cash at end of period	$44,209	$36,013
Supplemental cash flow disclosures:
Cash paid for income taxes	$10,046	$184
Cash paid for interest	41,053	32,494

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Nine Months Ended December 31,
	2025	2024
Cash and cash equivalents	$42,559	$36,013
Restricted cash	1,650	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$44,209	$36,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	15.99%	SOFR (Q)	12.00%	2.00%	15.99%	4/15/2024	4/13/2029	$140	$130	$99	(7)(10)(16)
	Revolving Loan	18.00%	Fixed				4/15/2024	4/13/2029	300	300	229	(7)(10)(16)
	First Lien	15.99%	SOFR (Q)	12.00%	2.00%	15.99%	4/15/2024	4/13/2029	9,138	9,035	6,780	(7)(16)
	First Lien	8.00%	Fixed			8.00%	11/28/2025	4/13/2029	136	136	136	(7)(16)
										9,601	7,244
Subtotal: Building & Infrastructure Products										9,601	7,244		0.73%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.82%	SOFR (M)	8.00%	2.00%	11.82%	12/20/2022	12/31/2026	5,223	5,212	4,961	(6)
	First Lien - Term Loan B	12.82%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,736	(6)
										10,175	9,697
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(20)	—
	First Lien - Term Loan A	11.25%	SOFR (Q)	7.00%	2.00%	11.25%	12/15/2022	12/15/2027	7,558	7,486	5,744
	First Lien - Term Loan B	9.25%	SOFR (Q)	5.00%	2.00%	9.25%	12/15/2022	12/15/2027	7,413	7,330	5,160	(16)
										14,796	10,904
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(8)	—	(6)(10)
	First Lien	9.99%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,915	10,000	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,907	10,000
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(4)	—	(10)
	First Lien	10.89%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,256	4,246	4,256
										4,242	4,256
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.50%	SOFR (Q)	6.25%	1.00%		5/17/2022	5/17/2027	13,400	13,257	13,159

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	11.57%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	8,089	7,946	8,089	(10)(20)
	First Lien - Term Loan A	10.75%	SOFR (Q)	6.50%	1.00%		1/16/2024	11/19/2027	14,479	14,313	14,479
	First Lien - Term Loan B	12.75%	SOFR (Q)	8.50%	1.00%		1/16/2024	11/19/2027	14,479	14,317	14,479
	Delayed Draw Term Loan	11.75%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	3,748	3,690	3,748
										40,266	40,795
Subtotal: Business Services										92,643	88,811		8.92%
Commercial Services & Supplies
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(26)	—	(10)
	First Lien - Term Loan A	8.74%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	14,250	14,159	14,107
	First Lien - Term Loan B	10.74%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	14,250	14,159	14,107
										28,292	28,214
WHITE PLAINS LINEN LLC	Revolving Loan		SOFR	7.25%	2.00%		8/1/2025	5/1/2030	—	(27)	—	(6)(10)
	First Lien - Term Loan A	10.24%	SOFR (Q)	6.25%	2.00%		8/1/2025	5/1/2030	12,200	12,086	12,078	(6)
	First Lien - Term Loan B	12.24%	SOFR (Q)	8.25%	2.00%		8/1/2025	5/1/2030	12,200	12,086	12,078	(6)
										24,145	24,156
Subtotal: Commercial Services & Supplies										52,437	52,370		5.26%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
CLUTCH, INC.	Revolving Loan		SOFR	5.50%	2.00%		11/13/2025	11/13/2030	—	(49)	—	(10)
	First Lien - Term Loan A	8.34%	SOFR (Q)	4.50%	2.00%		11/13/2025	11/13/2030	14,000	13,863	13,863
	First Lien - Term Loan B	9.34%	SOFR (Q)	5.50%	2.00%		11/13/2025	11/13/2030	14,000	13,863	13,863
	First Lien - Term Loan C	10.34%	SOFR (Q)	6.50%	2.00%		11/13/2025	11/13/2030	14,000	13,863	13,863
										41,540	41,589
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(40)	—	(6)(10)
	First Lien - Term Loan A	9.99%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	14,292	13,519	14,292	(6)
	First Lien - Term Loan B	11.99%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	14,292	13,513	14,292	(6)
										26,992	28,584

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
HEAT TRAK, LLC	First Lien - Term Loan A	14.14%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,734	10,925
HYBRID PROMOTIONS, LLC	Second Lien	12.24%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,880	15,679	(15)
LASH OPCO, LLC	Revolving Loan		SOFR	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	—	(7)	—	(10)
	First Lien	10.94%	SOFR (Q)	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	18,387	18,231	16,916	(20)
										18,224	16,916
REVO BRANDS, INC.	Revolving Loan	11.48%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	2,200	2,107	2,067	(10)(20)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,483	10,335	9,854
	First Lien - Term Loan B	11.49%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,483	10,334	9,854
	First Lien - Term Loan C	12.49%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,483	10,333	9,854
										33,109	31,629
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan		SOFR	6.00%	1.50%		3/22/2024	3/21/2029	—	(58)	—	(10)
	First Lien - Term Loan A	8.99%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	14,985	14,771	14,985
	First Lien - Term Loan B	10.99%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	14,985	14,768	14,985
	First Lien	9.99%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,952	6,000
										35,433	35,970
Subtotal: Consumer Products										182,085	181,465		18.23%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.26%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	1,389	1,378	1,378	(10)(20)
	First Lien	9.38%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	20,918	20,717	20,751
	Delayed Draw Term Loan	9.29%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,128	6,128	6,079	(20)
										28,223	28,208
AMERICAN PET RESORT, LLC	Revolving Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,500	1,435	1,435	(10)
	First Lien - Term Loan A	8.67%	SOFR (Q)	5.00%	2.00%		12/17/2025	12/17/2030	13,250	13,135	13,135
	First Lien - Term Loan B	10.67%	SOFR (Q)	7.00%	2.00%		12/17/2025	12/17/2030	13,250	13,135	13,135
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	300	280	280	(10)
										27,985	27,985

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	Revolving Loan		Fixed			10.00%	8/27/2021	8/31/2029	—	(28)	—	(10)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	13,653	13,506	11,891
	First Lien - Term Loan B	10.00%	Fixed			10.00%	4/12/2023	8/31/2029	13,720	13,574	9,247
										27,052	21,138
BETTER THAN HOME, INC.	Revolving Loan		SOFR	5.75%	1.00%		8/8/2025	8/8/2031	—	(21)	—	(10)
	First Lien	9.74%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	12,000	11,877	11,916
	Delayed Draw Term Loan	9.61%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	8,000	7,912	7,944	(10)(20)
										19,768	19,860
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	9.00%	1.50%		7/26/2024	11/27/2028	—	(16)	—	(10)
	First Lien	12.82%	SOFR (M)	9.00%	1.50%		7/26/2024	11/27/2028	14,582	14,314	13,124
										14,298	13,124
KINDRED PET SERVICE, LLC (fka RED DOG OPERATIONS HOLDING COMPANY LLC)	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(15)	—	(6)(10)
	First Lien	10.49%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	10,800	10,708	10,692	(6)
										10,693	10,692
LIFT BRANDS, INC.	Tranche A Term Loan	11.32%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,281	2,281	2,276
	Tranche B Term Loan	9.50%	Fixed			9.50%	2/1/2024	9/30/2026	781	781	744
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	523
										3,611	3,543
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	6.00%	2.00%		5/15/2025	5/15/2030	—	(17)	—	(10)
	First Lien	9.99%	SOFR (Q)	6.00%	2.00%		5/15/2025	5/15/2030	10,000	9,910	9,900
										9,893	9,900
POOL SERVICE PARTNERS, INC.	Revolving Loan	10.75%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	1,300	1,281	1,286	(6)(10)(20)
	First Lien	10.99%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	10,400	10,208	10,286	(6)
										11,489	11,572
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(64)	—	(10)
	First Lien	9.99%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,266	16,500
										16,202	16,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WASH & WAX SYSTEMS LLC	Revolving Loan	9.28%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	293	286	293	(10)(20)
	First Lien	9.34%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	6,849	6,744	6,849
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	4,758	4,758	4,758
										11,788	11,900
Subtotal: Consumer Services										181,002	174,422		17.52%
Distribution
KMS, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/23/2025	9/29/2028	—	(85)	—	(7)(10)(15)
	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	4,590	4,533	4,590	(7)(15)
										4,448	4,590
Subtotal: Distribution										4,448	4,590		0.46%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.43%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	3,750	3,712	3,713	(10)(20)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,405	11,385
	First Lien - Term Loan B	12.49%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,406	11,385
										26,523	26,483
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										36,026	30,244		3.04%
Energy Services
ACE GATHERING, INC.	First Lien	10.75%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	3,323	3,308	3,323	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan		SOFR	6.75%	1.00%		8/23/2022	6/29/2029	—	(34)	—	(9)(10)(22)
	First Lien	10.78%	SOFR (Q)	6.75%	1.00%		8/23/2022	6/29/2029	8,556	8,439	8,556	(9)(20)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		12/30/2025	6/29/2029	—	(100)	—	(9)(10)(22)
										8,305	8,556
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(13)	—	(10)
	First Lien	12.14%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,626	10,589	10,626
										10,576	10,626
Subtotal: Energy Services										22,189	22,505		2.26%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	1,784	1,784	1,823	(6)(10)
	First Lien	10.34%	SOFR (M)	6.50%	1.00%	10.34%	11/6/2023	11/6/2028	3,825	3,825	3,787	(6)
										5,609	5,610
ISLAND PUMP AND TANK, LLC	Revolving Loan	11.25%	SOFR (Q)	7.00%	2.00%		3/2/2023	5/17/2029	3,479	3,443	3,270
	First Lien - Term Loan A	10.25%	SOFR (Q)	6.00%	2.00%		2/23/2024	5/17/2029	12,218	12,078	11,485
	First Lien - Term Loan B	11.25%	SOFR (Q)	7.00%	2.00%		2/23/2024	5/17/2029	12,218	12,078	11,485
	First Lien - Term Loan C	12.25%	SOFR (Q)	8.00%	2.00%		2/23/2024	5/17/2029	12,218	12,072	11,485
										39,671	37,725
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%	Fixed				12/31/2021	12/31/2026	—	—	—	(6)(10)
	First Lien	7.50%	Fixed				12/31/2021	12/31/2026	5,000	5,000	4,909	(6)
	Second Lien	10.00%	Fixed			10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,208	4,909
Subtotal: Environmental Services										55,488	48,244		4.85%
Financial Services
INDINERO GROUP, INC.	Revolving Loan	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	451	441	441	(10)
	First Lien	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	9,500	9,399	9,399
										9,840	9,840
INSURE HOMES CORPORATION	Tranche B Term Loan	11.37%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	23,750	23,467	23,750
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.49%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,906	9,950
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,086	10,181	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,084	10,181	(7)
										22,170	20,362
Subtotal: Financial Services										65,383	63,902		6.42%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.64%	SOFR (Q)	8.50%	1.00%	12.64%	3/28/2025	3/28/2028	6,251	6,251	6,251	(6)
	First Lien - Term Loan B	12.64%	SOFR (Q)	8.50%	1.00%	12.64%	3/28/2025	3/28/2028	6,251	6,251	5,095	(6)
										12,502	11,346

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	9.89%	SOFR (M)	6.00%	2.00%		6/21/2024	12/31/2026	14,197	14,106	14,197	(20)
	First Lien - Term Loan B	10.89%	SOFR (M)	7.00%	2.00%		6/21/2024	12/31/2026	14,197	14,084	14,197	(20)
	First Lien - Term Loan C	11.89%	SOFR (M)	8.00%	2.00%		6/21/2024	12/31/2026	14,197	14,084	14,197	(20)
										42,274	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	10.82%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	454	444	414	(10)(20)
	First Lien	10.82%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,836	3,786	3,495	(20)
										4,230	3,909
MAMMOTH BORROWCO, INC.	Revolving Loan	10.06%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,100	3,045	2,892	(10)(20)
	First Lien - Term Loan A	9.07%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,487	10,316	9,785
	First Lien - Term Loan B	11.07%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,487	10,313	9,795
	Delayed Draw Term Loan	10.05%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,832	2,775	2,642	(20)
										26,449	25,114
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(20)	—
	First Lien	12.99%	SOFR (Q)	9.00%	1.00%	12.99%	8/10/2021	2/10/2027	24,946	24,798	22,252
	Delayed Draw Term Loan		Fixed			7.00%	10/2/2025	2/10/2027	—	—	—	(10)
										24,778	22,252
NEW SKINNY MIXES, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/21/2022	12/21/2027	—	(32)	—	(10)
	First Lien	12.19%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,877	13,000
										12,845	13,000
Subtotal: Food, Agriculture & Beverage										123,078	118,212		11.87%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	10.90%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,000	978	1,000	(6)(10)
	First Lien	10.99%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	20,616	20,469	20,616	(6)
										21,447	21,616
COMMAND GROUP ACQUISITION, LLC	First Lien	10.99%	SOFR (Q)	7.00%	2.00%		2/15/2024	2/15/2029	6,000	5,916	6,000	(6)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.50%	2.00%		6/7/2023	6/7/2028	—	(19)	—	(10)
	First Lien	10.75%	SOFR (Q)	6.50%	2.00%		6/7/2023	6/7/2028	15,441	15,319	15,441
										15,300	15,441
SCRIP, INC.	First Lien	11.81%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,792	17,757	15,230
Subtotal: Healthcare Equipment & Supplies										60,420	58,287		5.85%
Healthcare Products
DWS BUYER LLC	Revolving Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(18)	—	(10)
	First Lien	9.70%	SOFR (Q)	5.50%	0.75%		7/29/2025	7/29/2031	6,552	6,459	6,453
	Delayed Draw Term Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(15)	—	(10)
										6,426	6,453
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/6/2022	6/5/2028	—	(15)	—	(10)
	First Lien	9.60%	SOFR (S)	6.00%	1.00%		6/6/2022	6/5/2028	18,866	18,721	18,489
										18,706	18,489
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.50%	1.00%		4/4/2022	4/3/2028	—	(12)	—	(10)
	First Lien	9.32%	SOFR (M)	5.50%	1.00%		4/4/2022	4/3/2028	11,254	11,161	11,254
										11,149	11,254
Subtotal: Healthcare Products										36,281	36,196		3.64%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	20.00%	Fixed			20.00%	12/11/2020	11/24/2032	208	208	208	(6)
	First Lien - Term Loan A	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,198	3,198	3,198	(6)
	First Lien - Term Loan B	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,023	3,023	1,375	(6)(16)
	Delayed Draw Term Loan	20.00%	Fixed			20.00%	4/1/2025	11/24/2032	844	844	844	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	11/24/2025	11/24/2032	484	484	484	(6)(10)
										7,757	6,109
CAVALIER BUYER, INC.	First Lien	9.50%	SOFR (Q)	5.75%	2.00%		2/10/2023	2/10/2028	14,333	14,218	14,333	(20)
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(23)	—	(10)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	4,500	4,441	4,500
	First Lien - Term Loan B	12.49%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	4,500	4,442	4,500
										8,860	9,000
CITYVET INC.	First Lien	10.96%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	45,000	44,308	45,000	(20)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.37%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	750	739	750	(10)
	First Lien	10.49%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,356	5,400
	Delayed Draw Term Loan	10.49%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	759	750	759	(10)
										6,845	6,909
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	13.97%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	779	776	709
	First Lien	13.97%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,301	8,184	7,554
										8,960	8,263
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(11)	—	(10)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,406	7,387
	First Lien - Term Loan B	12.49%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,405	7,387
										14,800	14,774
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(24)	—	(10)
	First Lien - Term Loan A	9.49%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,983	7,977
	First Lien - Term Loan B	11.49%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,983	7,977
	Delayed Draw Term Loan	10.34%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	600	594	595	(10)
										16,536	16,549
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.64%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	1,000	986	1,000	(10)
	First Lien - Term Loan A	10.64%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,365	7,352	7,365
	First Lien - Term Loan B	12.64%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,365	7,352	7,365
	First Lien - Term Loan C	14.14%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,107	5,088	5,107
	First Lien - Term Loan D	11.64%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,870	12,815	12,870
										33,593	33,707
PYRAMIDS ACQUISITION, LLC	Revolving Loan		SOFR	5.75%	2.00%		12/23/2025	12/23/2030	—	—	—	(10)
	First Lien	9.44%	SOFR (Q)	5.75%	2.00%		12/23/2025	12/23/2030	18,338	18,181	18,181
										18,181	18,181

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/9/2026	—	(4)	—	(6)(10)
	First Lien	11.14%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/9/2026	14,473	14,473	14,473	(6)
										14,469	14,473
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	4,269	4,269	4,269	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	6,672	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	—	(7)(16)
										26,493	10,941
SUPERIOR HEALTH PARENT LLC	Revolving Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(19)	—	(10)
	First Lien	9.69%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,386	17,290
	Delayed Draw Term Loan	9.85%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	3,700	3,595	3,656	(10)
										20,962	20,946
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.24%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,415	7,388	(6)
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	(21)	—	(10)
	First Lien	10.49%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	15,250	15,142	15,143
	Delayed Draw Term Loan	10.39%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	4,350	4,318	4,320	(10)(20)
										19,439	19,463
Subtotal: Healthcare Services										262,836	246,036		24.71%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.49%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2026	6,500	6,469	6,389	(15)
	First Lien - Term Loan B	12.49%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2026	6,500	6,469	6,390	(15)
	First Lien - Term Loan C	10.49%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2026	7,810	7,778	7,677	(15)
	First Lien - Term Loan D	12.49%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2026	7,810	7,778	7,677	(15)
										28,494	28,133
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(16)	—	(10)
	First Lien	11.99%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,690	6,632	6,636
										6,616	6,636

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SUREKAP, LLC	First Lien - Term Loan A	8.96%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,955	17,180
	First Lien - Term Loan B	10.96%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,954	17,180
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,909	34,360
Subtotal: Industrial Machinery										73,019	69,129		6.94%
Industrial Products
LLFLEX, LLC	First Lien	12.14%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,252	10,218	7,996	(15)
SERVERLIFT, LLC	Revolving Loan		SOFR	5.25%	2.00%		12/31/2024	12/31/2029	—	(35)	—	(10)
	First Lien - Term Loan A	8.24%	SOFR (Q)	4.25%	2.00%		12/31/2024	12/31/2029	15,250	15,138	15,250
	First Lien - Term Loan B	10.24%	SOFR (Q)	6.25%	2.00%		12/31/2024	12/31/2029	15,250	15,138	15,250
										30,241	30,500
Subtotal: Industrial Products										40,459	38,496		3.87%
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	9.75%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	1,211	1,197	1,211	(10)(20)
	First Lien	9.79%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	17,132	16,983	17,132	(20)
										18,180	18,343
MISSION CRITICAL GROUP, LLC	Revolving Loan		SOFR	5.50%	1.00%		6/18/2025	4/17/2030	—	(34)	—	(10)
	First Lien	9.23%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	10,950	10,749	10,950
	Delayed Draw Term Loan	9.33%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	2,435	2,370	2,435	(10)
										13,085	13,385
PRECISION SPRAY & COATINGS, LLC	First Lien	11.49%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,963	4,000	(6)
UPS INTERMEDIATE, LLC	First Lien	9.97%	SOFR (M)	6.25%	1.00%		7/31/2024	7/27/2029	9,850	9,696	9,633	(15)
Subtotal: Industrial Services										44,924	45,361		4.56%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.32%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	2,346	2,304	2,346	(10)
	First Lien	10.32%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	26,209	26,089	26,209	(19)
										28,393	28,555
ACCELERATION PARTNERS	First Lien	11.93%	SOFR (Q)	7.80%	1.00%		12/1/2020	12/31/2026	20,134	20,011	19,932	(8)(20)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
BOND BRAND LOYALTY ULC	Revolving Loan	9.89%	SOFR (Q)	5.75%	2.00%		5/1/2023	5/1/2028	800	781	800	(9)(10)(22)
	First Lien - Term Loan A	8.89%	SOFR (Q)	4.75%	2.00%		5/1/2023	5/1/2028	8,798	8,702	8,780	(9)(22)
	First Lien - Term Loan B	10.89%	SOFR (Q)	6.75%	2.00%		5/1/2023	5/1/2028	8,798	8,700	8,780	(9)(22)
	First Lien	9.74%	SOFR (Q)	5.75%	2.00%		10/31/2025	5/1/2028	1,956	1,920	1,992	(9)(22)
										20,103	20,352
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/7/2022	8/6/2027	—	(17)	—	(10)
	First Lien - Term Loan A	10.64%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	6,729	6,673	6,528
	First Lien - Term Loan B	10.64%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	6,729	6,673	6,528
	First Lien - Term Loan C	10.64%	SOFR (Q)	6.50%	2.00%		12/31/2024	8/6/2027	11,414	11,340	11,071
	Delayed Draw Term Loan	10.64%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	3,580	3,531	3,473	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										28,585	27,985
FMT SOLUTIONS, LLC	First Lien	11.49%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,694	6,750
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	6.00%	1.00%		12/1/2023	12/1/2028	—	(17)	—	(10)
	First Lien - Term Loan A	8.90%	SOFR (Q)	5.00%	1.00%		12/1/2023	12/1/2028	18,224	18,114	18,224	(20)
	First Lien - Term Loan B	10.90%	SOFR (Q)	7.00%	1.00%		12/1/2023	12/1/2028	18,224	18,113	18,205	(20)
	Delayed Draw Term Loan	9.99%	SOFR (Q)	6.00%	1.00%		4/3/2025	12/1/2028	5,500	5,408	5,500	(10)
										41,618	41,929
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(9)	—	(6)(10)
	First Lien - Term Loan A	9.99%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,666	6,604	6,599	(6)
	First Lien - Term Loan B	11.99%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,666	6,604	6,599	(6)
										13,199	13,198
SOCIALSEO, LLC	Revolving Loan	11.37%	SOFR (M)	7.50%	2.00%		3/6/2025	6/24/2027	1,200	1,181	1,183	(10)
	First Lien - Term Loan A	10.37%	SOFR (M)	6.50%	2.00%		3/6/2025	6/24/2027	10,125	10,057	9,983
	First Lien - Term Loan B	12.37%	SOFR (M)	8.50%	2.00%		3/6/2025	6/24/2027	10,125	10,057	9,983
										21,295	21,149
Subtotal: Media & Marketing										179,898	179,850		18.06%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.44%	SOFR (M)	6.50%	1.00%	10.44%	11/20/2024	6/1/2027	4,163	4,054	3,909	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										4,054	3,909
LDG ACQUISITION COMPANY, LLC	Revolving Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	(30)	—	(10)
	First Lien - Term Loan A	9.73%	SOFR (Q)	6.00%	2.00%		12/12/2025	12/12/2030	8,350	8,267	8,267
	First Lien - Term Loan B	11.73%	SOFR (Q)	8.00%	2.00%		12/12/2025	12/12/2030	8,350	8,267	8,267
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	—	—	(10)
										16,504	16,534
Subtotal: Movies & Entertainment										20,558	20,443		2.05%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(9)	—	(10)
	First Lien - Term Loan A	11.37%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,787	4,773	4,777
	First Lien - Term Loan B	13.37%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,787	4,772	4,796
	First Lien	12.37%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	19,900	19,748	19,900
	Delayed Draw Term Loan	12.37%	SOFR (M)	8.50%	1.00%		3/16/2018	11/20/2026	4,193	4,165	4,193
										33,449	33,666
MONROE BIOMEDICAL RESEARCH, LLC	Revolving Loan	9.87%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	250	228	228	(10)
	First Lien	9.86%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	11,500	11,416	11,416
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		11/10/2025	11/8/2030	—	—	—	(10)
										11,644	11,644
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										45,093	45,310		4.55%
Research & Consulting Services
ARMKO, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/15/2025	12/16/2030	—	(22)	—	(10)
	First Lien	9.25%	SOFR (M)	5.50%	1.00%		12/15/2025	12/16/2030	16,250	16,129	16,129
										16,107	16,129
ENSTOA, INC.	First Lien	9.84%	SOFR (M)	6.00%	1.00%		5/1/2025	5/1/2030	9,282	9,137	9,060
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		5/1/2025	5/1/2030	—	(81)	—	(10)
										9,056	9,060

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(46)	—	(10)
	First Lien - Term Loan A	8.89%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,835	15,000
	First Lien - Term Loan B	10.89%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,837	15,000
										29,626	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.75%	2.00%		10/29/2024	10/29/2029	—	(8)	—	(10)
	First Lien	10.74%	SOFR (Q)	6.75%	2.00%		10/29/2024	10/29/2029	4,000	3,967	3,960
										3,959	3,960
Subtotal: Research & Consulting Services										58,748	59,149		5.94%
Restaurants
ONE GROUP, LLC	First Lien	10.33%	SOFR (M)	6.50%	1.00%		2/22/2024	10/29/2026	9,467	9,433	9,467
RODIZIO OPCO LLC	Revolving Loan		SOFR	6.50%	2.00%		11/20/2025	11/20/2030	—	(15)	—	(6)(10)
	First Lien	10.39%	SOFR (Q)	6.50%	2.00%		11/20/2025	11/20/2030	9,168	9,101	9,101	(6)
										9,086	9,101
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(16)	—	(10)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,900	8,000
	First Lien - Term Loan B	12.49%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,899	8,000
										15,783	16,000
Subtotal: Restaurants										34,302	34,568		3.47%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(15)	—
	First Lien - Term Loan A	12.25%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	9,000	8,841	8,100
										8,826	8,100
CADMIUM, LLC	Revolving Loan	10.93%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	614	605
	First Lien	10.93%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	8,007	7,987	7,870
										8,601	8,475
INFOGAIN CORPORATION	First Lien	9.57%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,683	3,658	3,683
ISI ENTERPRISES, LLC	Revolving Loan	11.11%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	500	494	500	(10)
	First Lien	11.25%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,802	3,816
										4,296	4,316
ZENFOLIO INC.	Revolving Loan	11.61%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	3,000	2,965	3,000	(10)
	First Lien	11.61%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,637	19,526	19,637
										22,491	22,637
Subtotal: Software & IT Services										47,872	47,211		4.74%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.22%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,500	2,477	2,500	(10)(20)
	First Lien - Term Loan A	9.25%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	9,250	9,178	9,250
	First Lien - Term Loan B	11.25%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,179	9,250
										20,834	21,000
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/16/2028	—	(32)	—	(6)(10)
	First Lien	11.14%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	14,277	14,194	14,277	(6)
										14,162	14,277
Subtotal: Specialty Retail										34,996	35,277		3.54%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.22%	SOFR (Q)	6.25%	1.00%		3/12/2024	12/29/2027	3,335	3,314	2,334
TRAFERA, LLC	First Lien	11.89%	SOFR (Q)	7.75%	1.00%		9/30/2020	9/30/2027	5,500	5,488	5,132	(15)
Subtotal: Technology Products & Components										8,802	7,466		0.75%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	11.41%	SOFR (Q)	7.50%	2.00%	2.75%	3/11/2024	12/31/2028	2,340	2,340	1,872
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,654	2,186
MERCURY ACQUISITION 2021, LLC	First Lien	12.25%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,904	10,858
	Second Lien	15.25%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	1,171	(16)
	Second Lien - Term B Loan	17.00%	Fixed			17.00%	11/13/2025	6/30/2027	91	—	—	(16)
										15,809	12,029
U.S. TELEPACIFIC CORP.	First Lien	11.94%	SOFR (Q)	8.00%	1.00%	7.00%	3/19/2024	5/2/2026	2,677	2,677	1,082
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,907	1,140
UNWIRED BROADBAND, LLC	First Lien	10.07%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	18,928	18,592	18,587
	Delayed Draw Term Loan A	10.07%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	1,189	1,051	1,168	(10)
	Delayed Draw Term Loan B	12.57%	SOFR (M)	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	1,860	1,743	1,826	(10)
										21,386	21,581
Subtotal: Telecommunications										42,756	36,936		3.71%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	11.82%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	5,905	5,891	3,839	(16)
GUARDIAN FLEET SERVICES, INC.	First Lien	13.14%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	20,540	20,132	20,540
ITA HOLDINGS GROUP, LLC	Revolving Loan	11.14%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,487	3,525	(6)
	First Lien - Term Loan A	11.14%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,835	14,840	(6)
	First Lien - Term Loan B	11.14%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,813	14,840	(6)
	First Lien - Term Loan C	11.14%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	21,150	21,150	21,150	(6)
										52,285	54,355
Subtotal: Transportation & Logistics										78,308	78,734		7.91%
Total: Debt Investments										$1,893,652	$1,830,458		183.85%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
		Warrants (Expiration - December 18, 2030)	12/18/2025	—	—	(7)(9)(13)
				105	—
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	166	(6)(9)(13)
	5,435,211	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	166
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,232	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,529	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,311	(9)(13)
	211,863	Class D-4 Units	10/31/2022	212	268	(9)(13)
	211,466	Class D-5 Units	1/10/2023	211	263	(9)(13)
				1,423	1,842
Subtotal: Business Services				6,641	5,769		0.58%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,773.36	Class A Preferred Units	9/19/2024	830	1,928	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	335	(6)(9)(13)
Subtotal: Commercial Services & Supplies				2,065	3,163		0.32%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	1,429
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	4,203	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	1,128	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	757	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,332	(9)(13)(22)
				636	2,089
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,674	(9)(11)(13)
Subtotal: Consumer Products				7,020	10,523		1.06%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	188	(9)(13)
KINDRED PET SERVICE, LLC (FKA RED DOG OPERATIONS HOLDING COMPANY LLC)	1,244	Class A Units	11/15/2024	1,244	674	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	946	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	2,728
Subtotal: Consumer Services				9,085	5,678		0.57%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	9,042	(7)
Subtotal: Distribution				6,305	9,042		0.91%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	10	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	5,881	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	5,891
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	1,772	(9)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,911	7,663		0.77%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(11)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	1,192	(7)(9)(13)
				2,092	3,192
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	14,197		1.43%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,917	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	430	(9)(13)
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	—	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
	1	Class E Unit	10/2/2025	—	—	(9)(13)
				1,630	—
Subtotal: Food, Agriculture & Beverage				8,365	2,347		0.24%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,731	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	7,937	(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	—
Subtotal: Healthcare Equipment & Supplies				4,474	12,831		1.29%
Healthcare Products
DWS BUYER LLC	250	Series A Units	7/29/2025	250	250	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				850	513		0.05%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Services
AAC NEW HOLDCO INC.	11,909,274	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - November 24, 2032)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,973	Preferred Units	2/10/2023	930	1,148	(9)(13)
	871,973	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,148
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	2,386	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,066	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Units	9/29/2023	1,000	966	(9)(13)
OPCO BORROWER, LLC	1,111	Common Shares	4/26/2024	207	1,006	(11)
PYRAMIDS ACQUISITION, LLC	90,909.09	Preferred Units	12/23/2025	500	500	(9)(13)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				20,794	8,746		0.88%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	726	(9)(13)
SUREKAP, LLC	430,145	Common Units	6/24/2024	500	—	(9)(13)
Subtotal: Industrial Machinery				1,500	726		0.07%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	3,305	(6)(9)(11)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	2,460	(9)(11)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	10,781	(9)(11)(13)
Subtotal: Industrial Products				3,488	16,546		1.66%
Industrial Services
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,817	(6)(9)(13)
Subtotal: Industrial Services				2,000	2,817		0.28%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,171	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,171
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,017	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,017
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	949	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	949
EXACT BORROWER, LLC	615.156	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,441	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	668	(9)(13)
				1,302	2,109
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	590	538	(9)(10)(11)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	750	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	1,657	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				8,103	9,136		0.92%
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Common Units	11/20/2024	4,730	1,555	(6)
Subtotal: Movies & Entertainment				4,730	1,555		0.16%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	5,026	(9)(11)(13)
MONROE BIOMEDICAL RESEARCH, LLC	50,000	Class A Common Units	11/10/2025	500	500	(9)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				8,491	5,526		0.56%
Research & Consulting Services
ARMKO, LLC	400	Class A Common Units	12/15/2025	400	400	(9)(13)
ENSTOA, INC.	130,009.20	Class A Units	5/1/2025	1,300	935	(9)(13)
FS VECTOR LLC	1,281	Common Units	4/26/2023	1,333	1,857	(9)(11)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				3,533	3,692		0.37%
Restaurants
RODIZIO OPCO LLC	537.97	Common Units	11/20/2025	750	750	(6)(9)(13)
Subtotal: Restaurants				750	750		0.08%
Software & IT Services
ACACIA BUYERCO V LLC	13,773	Class A-1 Units	10/3/2025	14	8	(9)(13)
	1,000,000	Class B-2 Units	11/25/2022	1,000	587	(9)(13)
				1,014	595
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,168
	166,667	Series A-1 Preferred Units	6/7/2023	167	271
	275,238	Series A-2 Preferred Units	9/30/2025	319	366
				1,486	1,805
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	3,061	(9)(13)
	9,812	Series E Preferred Units	12/11/2025	17	16
				1,615	3,077
Subtotal: Software & IT Services				5,475	5,751		0.58%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,391	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	2,157	(6)(9)(13)
	500,000	Class B Units	10/15/2021	500	919	(6)(9)(10)(13)
				1,500	3,076
Subtotal: Specialty Retail				2,500	4,467		0.45%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	837	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896	Class A Units	11/15/2019	1,205	363	(9)(13)
Subtotal: Technology Products & Components				4,097	1,200		0.12%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,505	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	160	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,467
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(9)(13)
Subtotal: Telecommunications				1,622	2,467		0.25%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,877	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	59	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	32	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	32	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	13	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	71	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	52	(9)(13)
				2,343	3,136
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	12,631	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	15,488	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	12,645	(6)(9)(11)(13)
				5,829	40,764
Subtotal: Transportation & Logistics				8,172	43,900		4.41%
Total: Equity Investments				$134,057	$179,005		17.98%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS December 31, 2025 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Other Financial Instruments	Units	Type

Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	$3,457	$3,742	(9)(13)
Subtotal: Financial Services				3,457	3,742		0.38%
Total: Other Financial Instruments				$3,457	$3,742		0.38%

Total Investments				$2,031,166	$2,013,205		202.20%

(1)All debt investments are income-producing, unless otherwise noted. Equity investments are non-income producing, unless otherwise noted.
(2)All of the Company’s investments and the investments of Capital Southwest SPV LLC ("SPV"), SBIC I (as defined below) and SBIC II (as defined below) are pledged as collateral for the Company’s senior secured revolving credit facility, the SPV's financing credit facility or in support of the SBA-guaranteed debentures to be issued by Capital Southwest SBIC I, LP ("SBIC I") and Capital Southwest SBIC II, LP ("SBIC II"), the Company's wholly-owned subsidiaries that operate as small business investment companies, respectively.
(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to an interest rate floor. As noted above, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At December 31, 2025, the Company held $1,607.8 million of non-control/non-affiliate investments, which represented approximately 79.9% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 161.4%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At December 31, 2025, the Company held $350.0 million of affiliate investments, which represented approximately 17.4% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 35.2%.
(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At December 31, 2025, the Company held $55.4 million of control investments, which represented approximately 2.7% of the Company's investment assets. The fair value of these investments as a percent of net assets is 5.6%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of December 31, 2025, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."

(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, approximately 8.8% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of December 31, 2025. Refer to Note 11 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of December 31, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $117.6 million; cumulative gross unrealized depreciation for federal income tax purposes was $139.7 million. Cumulative net unrealized depreciation was $22.1 million, based on a tax cost of $2,024.2 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of December 31, 2025, represented 202.2% of the Company's net assets or 95.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of December 31, 2025, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of December 31, 2025.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
As of December 31, 2025, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan		SOFR	7.50%	2.00%		4/21/2023	4/21/2028	$—	$(73)	$—	(10)
	First Lien - Term Loan A	10.98%	SOFR (Q)	6.50%	2.00%		4/21/2023	4/21/2028	17,500	17,182	17,500
	First Lien - Term Loan B	12.98%	SOFR (Q)	8.50%	2.00%		4/21/2023	4/21/2028	17,500	17,184	17,500
	First Lien	11.94%	SOFR (Q)	7.50%	2.00%		10/31/2024	4/21/2028	17,500	17,263	17,500
										51,556	52,500
STELLANT MIDCO, LLC	First Lien	9.92%	SOFR (M)	5.50%	0.75%		3/7/2024	10/2/2028	1,776	1,765	1,767
	First Lien	10.17%	SOFR (M)	5.75%	0.75%		3/7/2024	10/2/2028	788	776	784
										2,541	2,551
Subtotal: Aerospace & Defense										54,097	55,051		6.23%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	14.30%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	100	88	85	(7)(10)
	First Lien	14.31%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	8,750	8,637	7,437	(7)
										8,725	7,522
Subtotal: Building & Infrastructure Products										8,725	7,522		0.85%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.92%	SOFR (M)	7.50%	2.00%	11.92%	12/20/2022	12/31/2026	4,766	4,753	4,766	(6)
	First Lien - Term Loan B	13.92%	SOFR (M)	9.50%	2.00%	13.92%	12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										9,716	9,751
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(27)	—
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	2.00%	7.00%	12/15/2022	12/15/2027	7,099	7,012	6,105
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	2.00%	9.00%	12/15/2022	12/15/2027	7,099	7,010	6,105
										13,995	12,210
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(10)	—	(6)(10)
	First Lien	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,902	9,902	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,892	9,902
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(11)	—	(10)
	First Lien	11.21%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,312	4,286	4,312
										4,275	4,312

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.57%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	14,800	14,625	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	5,333	5,266	5,205	(10)(20)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2026	14,479	14,290	14,132
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2026	14,479	14,294	14,132
	Delayed Draw Term Loan	12.57%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	3,748	3,691	3,659
										37,541	37,128
Subtotal: Business Services										90,044	88,103		9.97%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan		SOFR	6.00%	1.50%		9/19/2024	9/19/2029	—	(47)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		9/19/2024	9/19/2029	26,557	26,054	26,348
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		10/31/2024	9/19/2029	—	(48)	—	(10)
										25,959	26,348

VP MOVE PURCHASER, INC.	Revolving Loan	10.08%	SOFR (Q)	5.75%	2.00%		2/3/2025	2/4/2030	300	269	269	(10)
	First Lien - Term Loan A	9.04%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
	First Lien - Term Loan B	11.04%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
										30,049	30,049
Subtotal: Commercial Services & Supplies										56,008	56,397		6.38%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173

GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(48)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
										28,116	28,164
HEAT TRAK, LLC	First Lien - Term Loan A	14.46%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,480	9,775
	First Lien - Term Loan E	14.45%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										12,980	12,275
HYBRID PROMOTIONS, LLC	Second Lien	12.56%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,841	15,871	(15)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LASH OPCO, LLC	Revolving Loan	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	866	863	823
	First Lien	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	17,618	17,448	16,737
										18,311	17,560
REVO BRANDS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	2,700	2,590	2,697	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan C	12.81%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,776	10,595	10,581
										34,377	34,464
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan		SOFR	6.00%	1.50%		3/22/2024	3/21/2029	—	(64)	—	(10)
	First Lien - Term Loan A	9.31%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	15,099	14,845	15,099
	First Lien - Term Loan B	11.31%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	15,099	14,843	15,099
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,943	5,943
										35,567	36,141
Subtotal: Consumer Products										145,365	144,648		16.37%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	682	685	(6)(10)
	First Lien	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	21,077	20,849	20,761	(6)
	Delayed Draw Term Loan	9.81%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	2,937	2,937	2,893	(6)(10)
										24,468	24,339
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(17)	—	(10)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,155	11,802
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,155	11,802
										26,293	23,604
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	6.75%	1.50%		7/26/2024	11/27/2028	—	(20)	—	(10)
	First Lien	11.17%	SOFR (M)	6.75%	1.50%		7/26/2024	11/27/2028	15,353	15,034	14,739
										15,014	14,739
LIFT BRANDS, INC.	Tranche A Term Loan	11.92%	SOFR (M)	7.50%	1.00%		2/1/2024	6/29/2025	2,426	2,426	2,422
	Tranche B Term Loan	9.50%	Fixed			9.50%	2/1/2024	6/29/2025	727	727	693
	Tranche C Loan	—%					2/1/2024	6/29/2025	565	565	538
										3,718	3,653

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(24)	—	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,920	4,765	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,322	5,146	(6)
										10,218	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(18)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	7,500	7,429	7,425	(6)
										7,411	7,425
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(79)	—	(10)
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	10,000	9,833	10,000
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(39)	—	(10)
										9,715	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	—%					2/11/2022	1/16/2025	14,072	14,072	11,539	(16)(23)
	Delayed Draw Term Loan - B	—%					2/11/2022	1/16/2025	3,527	3,527	2,892	(16)(23)
	DIP Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	2/10/2025	10/10/2025	878	878	878	(20)
	Roll Up Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	3/18/2025	10/10/2025	1,536	1,536	1,536
										20,013	16,845
Subtotal: Consumer Services										116,850	110,516		12.51%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan		SOFR	5.00%	1.00%		2/22/2024	6/10/2028	—	(2)	—	(10)
	First Lien	9.45%	SOFR (M)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,073	2,093
										2,071	2,093
Subtotal: Data Processing & Outsourced Services										2,071	2,093		0.24%
Distribution
KMS, LLC	First Lien	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,407	2,407	2,407	(7)(15)
	Delayed Draw Term Loan	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,328	2,261	2,261	(7)(10)(15)
										4,668	4,668
Subtotal: Distribution										4,668	4,668		0.53%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	3,000	2,955	2,952	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,397
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,385
	Delayed Draw Term Loan		SOFR	7.50%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										25,739	25,734
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										35,242	29,495		3.34%
Energy Services
ACE GATHERING, INC.	First Lien	11.07%	SOFR (Q)	6.50%	1.00%		12/13/2018	12/14/2026	3,953	3,927	3,953	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	12.81%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	2,389	2,357	2,222	(9)(10)(22)
	First Lien	12.84%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	5,972	5,897	5,554	(22)
										8,254	7,776
VEREGY CONSOLIDATED, INC.	First Lien	10.55%	SOFR (Q)	6.00%	1.00%		2/29/2024	11/3/2027	1,532	1,530	1,532
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(28)	—	(10)
	First Lien	12.46%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	11,761	11,679	11,761
										11,651	11,761
Subtotal: Energy Services										25,362	25,022		2.83%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	886	886	886	(6)(10)
	First Lien	10.92%	SOFR (M)	6.50%	1.00%		11/6/2023	11/6/2028	3,515	3,515	3,473
										4,401	4,359
ISLAND PUMP AND TANK, LLC	Revolving Loan		SOFR	6.50%	2.00%		3/2/2023	5/17/2029	—	(44)	—	(10)
	First Lien - Term Loan A	10.07%	SOFR (Q)	5.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan B	11.07%	SOFR (Q)	6.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan C	12.07%	SOFR (Q)	7.50%	2.00%		2/23/2024	5/17/2029	12,218	12,043	12,218
										36,093	36,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%	Fixed				12/31/2021	12/31/2026	729	729	701	(6)(10)
	First Lien	7.50%	Fixed				12/31/2021	12/31/2026	5,039	5,039	4,842	(6)
	Second Lien	10.00%	Fixed			10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,976	5,543
Subtotal: Environmental Services										51,470	46,556		5.27%
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.82%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,500	24,167	24,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.81%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,886	9,990
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,683	11,282	(7)
	First Lien - Term Loan B	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,682	9,500	(7)
										23,365	20,782
NINJATRADER, LLC	Revolving Loan		SOFR	6.50%	1.00%		12/18/2019	12/18/2026	—	(2)	—	(10)
	First Lien	10.96%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	33,830	33,552	33,830
										33,550	33,830
Subtotal: Financial Services										90,968	89,102		10.08%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	5,851	(6)
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	4,973	(6)
										11,702	10,824
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.84%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,038	14,197
	First Lien - Term Loan B	11.84%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	13,997	14,197
	First Lien - Term Loan C	12.84%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	13,998	14,197
										42,033	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	707	695	601	(10)
	First Lien	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,866	3,806	3,286
										4,501	3,887
INW MANUFACTURING, LLC	First Lien	10.31%	SOFR (Q)	5.75%	0.75%		3/6/2024	3/25/2027	1,980	1,953	1,819

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MAMMOTH BORROWCO, INC.	Revolving Loan	10.56%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,550	3,481	3,422	(10)
	First Lien - Term Loan A	9.56%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,643	10,433	10,259
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,643	10,431	10,259
	Delayed Draw Term Loan	10.55%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,853	2,791	2,751
										27,136	26,691
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(34)	—
	First Lien	13.46%	SOFR (Q)	9.00%	1.00%	13.46%	8/10/2021	2/10/2027	22,574	22,365	21,446
										22,331	21,446
NEW SKINNY MIXES, LLC	Revolving Loan	12.50%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	1,000	956	1,000	(10)
	First Lien	12.51%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,838	13,000
										13,794	14,000
Subtotal: Food, Agriculture & Beverage										123,450	121,258		13.72%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	1,450	1,445	1,450	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	18,540	18,506	18,525	(6)(20)
	Delayed Draw Term Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	101	100	101	(6)(10)
										20,051	20,076
COMMAND GROUP ACQUISITION, LLC	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		2/15/2024	2/15/2029	6,000	5,900	5,880	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.75%	2.00%		6/7/2023	6/7/2028	—	(25)	—	(10)
	First Lien	11.32%	SOFR (Q)	6.75%	2.00%		6/7/2023	6/7/2028	17,000	16,829	17,000
										16,804	17,000
SCRIP, INC.	First Lien	12.45%	SOFR (M)	8.00%	1.00%		3/21/2019	3/19/2027	17,882	17,828	16,451
Subtotal: Healthcare Equipment & Supplies										60,583	59,407		6.72%
Healthcare Products

LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.50%	1.00%		6/6/2022	6/7/2027	—	(16)	—	(10)
	First Lien	11.03%	SOFR (S)	6.50%	1.00%		6/6/2022	6/7/2027	20,903	20,689	20,235
										20,673	20,235

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(16)	—	(10)
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	8,958	8,858	8,958
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		11/20/2024	4/3/2028	5,018	4,972	5,018
										13,814	13,976
Subtotal: Healthcare Products										34,487	34,211		3.87%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00%	Fixed			18.00%	12/11/2020	6/2/2027	181	181	181	(6)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
	First Lien - Term Loan B	12.00%	Fixed			12.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
										6,047	6,047
CAVALIER BUYER, INC.	Revolving Loan		SOFR	7.00%	2.00%		2/10/2023	2/10/2028	—	(23)	—	(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		2/10/2023	2/10/2028	10,500	10,389	10,500	(20)
										10,366	10,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan	12.31%	SOFR (Q)	8.00%	2.00%		10/31/2023	10/31/2028	500	471	490	(10)
	First Lien - Term Loan A	11.31%	SOFR (Q)	7.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
	First Lien - Term Loan B	13.31%	SOFR (Q)	9.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
										11,299	11,270
CITYVET INC.	First Lien	11.41%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,419	34,965

CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	400	386	397	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,350	5,362
	Delayed Draw Term Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,050	1,040	1,043	(10)
										6,776	6,802
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	768	761	689
	First Lien	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,259	8,111	7,408
										8,872	8,097
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(14)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,386	7,447
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,384	7,440
										14,756	14,887

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(28)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										15,918	15,940
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.96%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	3,000	2,973	3,000	(10)
	First Lien - Term Loan A	10.96%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan B	12.96%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan C	14.46%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,124	5,069	5,124
	First Lien - Term Loan D	11.96%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,914	12,757	12,914
										35,505	35,818
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(2)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,598	14,598	14,598	—
										14,596	14,598
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	12/23/2024	12/31/2029	2,284	2,284	2,284	(7)
	First Lien - Tranche A	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,104	9,318	(7)(16)
	First Lien - Tranche B	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,120	3,114	(7)(16)
										24,508	14,716
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	979	978	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,373	17,378
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(84)	—	(10)
										18,268	18,356
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.56%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,401	7,312	(6)
Subtotal: Healthcare Services										208,731	199,308		22.56%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.44%	SOFR (M)	6.00%	1.50%		1/3/2023	9/30/2026	6,500	6,440	6,500	(15)
	First Lien - Term Loan B	12.44%	SOFR (M)	8.00%	1.50%		1/3/2023	9/30/2026	6,500	6,441	6,500	(15)
	First Lien - Term Loan C	10.44%	SOFR (M)	6.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
	First Lien - Term Loan D	12.44%	SOFR (M)	8.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
										28,379	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(18)	—	(10)
	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	8,000	7,923	7,919
										7,905	7,919
SUREKAP, LLC	First Lien - Term Loan A	9.30%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,932	19,089
	First Lien - Term Loan B	11.30%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,931	19,089
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,863	38,178
Subtotal: Industrial Machinery										74,147	74,717		8.46%
Industrial Products
DAMOTECH INC.	Revolving Loan		SOFR	5.50%	2.00%		7/7/2023	7/7/2028	—	(39)	—	(9)(22)(10)
	First Lien - Term Loan A	8.96%	SOFR (Q)	4.50%	2.00%		7/7/2023	7/7/2028	5,100	5,027	5,100	(9)(22)
	First Lien - Term Loan B	10.96%	SOFR (Q)	6.50%	2.00%		7/7/2023	7/7/2028	5,100	5,026	5,100	(9)(22)
	Delayed Draw Term Loan	9.96%	SOFR (Q)	5.50%	2.00%		7/7/2023	7/7/2028	3,000	2,950	3,000	(9)(22)
										12,964	13,200
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	7.00%	2.00%		1/30/2023	1/31/2028	—	(34)	—	(6)(10)
	First Lien	11.57%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,866	5,786	5,866	(6)(19)
										5,752	5,866
LLFLEX, LLC	First Lien	12.46%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,103	10,030	7,577	(15)
SERVERLIFT, LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	2.00%		12/31/2024	12/31/2029	1,000	958	991	(10)
	First Lien - Term Loan A	9.33%	SOFR (Q)	5.00%	2.00%		12/31/2024	12/31/2029	16,000	15,866	15,856
	First Lien - Term Loan B	11.33%	SOFR (Q)	7.00%	2.00%		12/31/2024	12/31/2029	16,000	15,865	15,856
										32,689	32,703
Subtotal: Industrial Products										61,435	59,346		6.72%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.17%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	313	330	(10)
	First Lien	10.14%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	9,553	9,395	9,553
	First Lien	10.16%	SOFR (Q)	5.75%	1.50%		1/2/2025	2/1/2029	2,188	2,188	2,188
	Delayed Draw Term Loan		SOFR	5.75%	1.50%		2/9/2024	2/1/2029	—	(8)	—	(10)
										11,888	12,071
UPS INTERMEDIATE, LLC	First Lien	10.57%	SOFR (Q)	6.25%	1.00%		7/31/2024	7/27/2029	9,925	9,746	9,528	(15)
Subtotal: Industrial Services										21,634	21,599		2.44%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	3,346	3,295	3,279
	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	23,677	23,500	23,203	(19)
										26,795	26,482
ACCELERATION PARTNERS	First Lien	12.47%	SOFR (Q)	8.01%	1.00%		12/1/2020	12/31/2026	19,749	19,570	19,749	(8)
BOND BRAND LOYALTY ULC	Revolving Loan	11.46%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	775	800	(9)(10)(22)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,865	8,743	8,865
	First Lien - Term Loan B	12.46%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,865	8,741	8,865
										18,259	18,530
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(25)	—	(10)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan C	10.48%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,500	11,395	11,374
	Delayed Draw Term Loan	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,608	3,552	3,568	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										28,749	28,779
FMT SOLUTIONS, LLC	First Lien	11.81%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,686	6,682
IGNITE VISIBILITY LLC	Revolving Loan	10.79%	SOFR (Q)	6.50%	1.50%		12/1/2023	12/1/2028	500	478	490	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	1.50%		12/1/2023	12/1/2028	5,000	4,941	4,900
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		12/1/2023	12/1/2028	5,000	4,940	4,900
										10,359	10,290

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SOCIALSEO, LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	2.00%		3/6/2025	6/24/2027	800	771	771	(10)
	First Lien - Term Loan A	10.31%	SOFR (Q)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,027	10,027
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,026	10,026
										20,824	20,824
Subtotal: Media & Marketing										131,242	131,336		14.86%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.88%	SOFR (M)	6.50%	1.00%	10.88%	11/20/2024	6/1/2027	3,833	3,673	3,653	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,673	3,653
Subtotal: Movies & Entertainment										3,673	3,653		0.41%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.00%	1.00%		11/28/2023	11/20/2026	—	(16)	—	(10)
	First Lien - Term Loan A	11.42%	SOFR (M)	7.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,770
	First Lien - Term Loan B	13.42%	SOFR (M)	9.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,876
	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/28/2023	11/20/2026	4,938	4,878	4,938
	Delayed Draw Term Loan	12.42%	SOFR (M)	8.00%	1.00%		3/16/2018	11/20/2026	4,226	4,190	4,226
										18,648	18,810
STATINMED, LLC	First Lien	13.94%	SOFR (M)	9.50%	2.00%	13.94%	7/1/2022	7/1/2027	7,560	7,560	—	(6)(16)
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										26,208	18,810		2.13%
Research & Consulting Services
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(61)	—	(10)
	First Lien - Term Loan A	9.21%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,791	15,000
	First Lien - Term Loan B	11.21%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,793	15,000
										29,523	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(9)	—	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,962	3,960
										3,953	3,960
Subtotal: Research & Consulting Services										33,476	33,960		3.84%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Restaurants
ONE GROUP, LLC	First Lien	12.69%	SOFR (M)	8.25%	1.00%		2/22/2024	10/29/2026	9,656	9,595	9,656
	Delayed Draw Term Loan		SOFR	8.25%	1.00%		2/22/2024	10/29/2026	—	—	—	(10)
										9,595	9,656
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,878	8,000
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,877	8,000
										15,734	16,000
Subtotal: Restaurants										25,329	25,656		2.90%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(21)	—
	First Lien - Term Loan A	12.57%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,816	9,550
										9,795	9,550
CADMIUM, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		1/7/2022	12/22/2026	615	613	601
	First Lien	12.56%	SOFR (Q)	8.00%	1.00%	4.00%	1/7/2022	12/22/2026	7,994	7,962	7,802
										8,575	8,403
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(6)	—	(6)(10)
	First Lien	13.95%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	563	563	563	(6)
										557	563
INFOGAIN CORPORATION	First Lien	10.17%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,661	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(12)	—	(10)
	First Lien	11.57%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,789	3,816
										3,777	3,816
ZENFOLIO INC.	Revolving Loan	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	1,500	1,485	1,500	(10)
	First Lien	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	19,695	19,578	19,695
										21,063	21,195
Subtotal: Software & IT Services										47,428	47,219		5.34%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.56%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2027	1,250	1,232	1,250	(10)
	First Lien - Term Loan A	9.57%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2027	9,250	9,176	9,250
	First Lien - Term Loan B	11.57%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2027	9,250	9,173	9,250
										19,581	19,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/15/2026	—	(25)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/15/2026	14,700	14,591	14,700	(6)
										14,566	14,700
Subtotal: Specialty Retail										34,147	34,450		3.90%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien	10.67%	SOFR (M)	6.25%	1.00%		3/12/2024	12/29/2027	3,404	3,376	2,553
TRAFERA, LLC	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,575	5,558	5,525	(15)
Subtotal: Technology Products & Components										8,934	8,078		0.91%
Telecommunications
BROAD SKY NETWORKS LLC		20.00%	Fixed			20.00%	4/19/2024	12/13/2028	65	65	65	(9)(10)(13)
LOGIX HOLDING COMPANY, LLC	First Lien	10.05%	SOFR (Q)	5.75%	2.00%		3/11/2024	12/22/2024	3,555	3,555	2,829	(23)
MERCURY ACQUISITION 2021, LLC	First Lien	12.57%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,862	11,338
	Second Lien	15.57%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	2,195
										15,767	13,533
U.S. TELEPACIFIC CORP.	First Lien	11.72%	SOFR(Q)	7.25%	1.00%	6.25%	3/19/2024	5/2/2026	2,547	2,547	1,019
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,777	1,077
Subtotal: Telecommunications										22,164	17,504		1.98%
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,159	6,138	4,312
GUARDIAN FLEET SERVICES, INC.	First Lien	13.46%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	10,792	10,590	10,630
ITA HOLDINGS GROUP, LLC	Revolving Loan	13.46%	SOFR (Q)	9.00%	2.00%		6/21/2023	6/21/2027	3,525	3,473	3,525	(6)
	First Lien - Term Loan	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	13,356	11,962	13,356	(6)
	First Lien - Term B Loan	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	13,356	11,940	13,356	(6)
	Delayed Draw Term Loan - A	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	1,484	1,467	1,484	(6)
	Delayed Draw Term Loan - B	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	1,484	1,456	1,484	(6)
										30,298	33,205

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]	% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LAB LOGISTICS, LLC	Revolving Loan	11.67%	SOFR (M)	7.25%	1.00%		9/17/2024	12/31/2025	279	279	276
	First Lien	11.67%	SOFR (M)	7.25%	1.00%		2/22/2024	12/31/2025	7,876	7,875	7,798
										8,154	8,074
Subtotal: Transportation & Logistics										55,180	56,221	6.36%
Total: Debt Investments										$1,653,118	$1,605,906	181.74%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,000	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 LP Units	5/17/2022	1,000	1,592	(9)(13)
	211,862.61	Class D-4 LP Units	10/31/2022	212	319	(9)(13)
	211,465.87	Class D-5 LP Units	1/10/2023	211	311	(9)(13)
				1,423	2,222
Subtotal: Business Services				6,641	5,905		0.67%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Units	9/19/2024	725	1,043	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
Subtotal: Commercial Services & Supplies				1,625	1,943		0.22%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	2,840
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	1,597	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	675	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,349	(9)(13)(22)
				636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(13)
Subtotal: Consumer Products				7,020	7,737		0.88%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
AIR CONDITIONING SPECIALIST, INC.	1,006,045.85	Preferred Units	11/9/2021	1,344	2,941	(6)(9)(13)
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	664	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	664
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	441	(9)(13)
LIFT BRANDS, INC.	1,051	shares of common stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	610	(6)(9)(13)
RED DOG OPERATIONS HOLDING COMPANY LLC	1,000	Class A Units	11/15/2024	1,000	1,000	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	682	(9)(13)
Subtotal: Consumer Services				6,234	6,601		0.75%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	shares of common stock	3/9/2017	900	800
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	6,305	(7)
Subtotal: Distribution				7,205	7,105		0.80%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	3,032	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	3,037
ISLAND PUMP AND TANK, LLC	1,326,389.30	Preferred Units	3/2/2023	1,451	2,702	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,721	5,739		0.65%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,007	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	92	(7)(9)(13)
				2,092	2,099
NINJATRADER, INC.	2,000,000	Preferred Units	12/18/2019	2,000	32,079	(9)(11)(13)
Subtotal: Financial Services				4,092	34,178		3.87%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	1,843	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	1,843
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,708	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	1,000,000	Class A Units	12/15/2022	1,000	147	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	73	(9)(13)
	130,444	Class A-2 Units	12/18/2024	130	19	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	4,482		0.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,038	(6)(9)(13)
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	2,097	(9)(11)(13)
SCRIP INC.	100	shares of common stock	3/21/2019	1,000	439
Subtotal: Healthcare Equipment & Supplies				4,474	6,737		0.76%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				600	263		0.03%
Healthcare Services
AAC NEW HOLDCO INC.	6,257,941	shares of preferred stock	3/31/2025	5,702	5,702	(6)
	617,803	shares of common stock	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	5,702
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	234	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	1,017	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	1,065	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Preferred Units	9/29/2023	1,000	1,163	(9)(13)
OPCO BORROWER, LLC	1,111.11	shares of common stock	4/26/2024	207	1,006	(11)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	802	(6)
	1,100	Class A-1 Units	9/26/2022	66	196	(6)
	16,084	Class A Units	11/9/2018	1,517	941	(6)
				1,785	1,939
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,500,000	Class A-1 Preferred Units	6/14/2024	1,500	1,082	(6)(9)(13)
Subtotal: Healthcare Services				20,204	13,332		1.51%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	1,157	(9)(13)
Subtotal: Industrial Machinery				1,500	2,157		0.24%
Industrial Products
DAMOTECH INC.	1,127	Preferred Units	7/7/2023	1,127	1,376	(9)(13)
	1,127	Class A Common Units	7/7/2023	—	2,738	(9)(13)
				1,127	4,114
GPT INDUSTRIES, LLC	1,000,000	Class A Preferred Units	1/30/2023	1,000	2,747	(6)(9)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	500	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,468.70	Class A Units	12/31/2021	1,988	8,841	(9)(11)(13)
Subtotal: Industrial Products				4,615	16,202		1.83%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,363	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,363
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	833	Preferred Units	12/1/2023	833	620	(9)(13)
	833	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	588	960	(9)(10)(11)(13)
OUTERBOX, LLC	11,008.67	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				7,049	7,432		0.84%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Units	11/20/2024	4,730	5,037	(6)
Subtotal: Movies & Entertainment				4,730	5,037		0.57%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	6,067	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	6,067		0.69%
Research & Consulting Services
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,585	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				1,833	2,085		0.24%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	336	(6)
	360	Class A-1 Units	1/10/2022	360	121	(6)
				1,360	457
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,296
	166,667	Series A-1 Preferred Units	6/7/2023	167	706
				1,167	2,002
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,192	(9)(13)
Subtotal: Software & IT Services				5,125	5,203		0.59%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,220	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,805	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	797	(6)(9)(10)(11)(13)
				1,500	2,602

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Subtotal: Specialty Retail				2,500	3,822		0.43%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,761	(9)(13)
TRAFERA, LLC (FKA TRINITY 3, LLC)	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	2,300		0.26%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,704	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	232	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	247	(9)(13)
				1,340	2,183
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	233	(9)(13)
Subtotal: Telecommunications				1,340	2,416		0.27%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,466	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	122	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	68	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	68	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	26	(9)(13)
				2,146	2,750
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,755	(6)(9)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	11,369	(6)(9)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	8,776	(6)(9)(11)(13)
				5,829	29,900
Subtotal: Transportation & Logistics				7,975	32,650		3.69%
Total: Equity Investments				$126,242	$179,393		20.30%

Total Investments				$1,779,360	$1,785,299		202.04%

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
(10)The investment has an unfunded commitment as of March 31, 2025. Refer to Note 11 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of March 31, 2025, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $117.4 million; cumulative gross unrealized depreciation for federal income tax purposes was $108.2 million. Cumulative net unrealized depreciation was $9.2 million, based on a tax cost of $1,776.1 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
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
(16)Investment is on non-accrual status as of March 31, 2025, meaning the Company has ceased to recognize interest income on the investment.
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
(23)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2025 and 2024. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of December 31, 2025, the Company had 91.2% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended December 31, 2025, the Company satisfied all RIC requirements and had 13.7% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At December 31, 2025 and March 31, 2025, cash held in money market funds amounted to $16.6 million and $28.1 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2025 and March 31, 2025, cash balances totaling $42.4 million and $43.1 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

Escrow Receivable Escrow receivables are collected in accordance with the terms and conditions of the escrow agreement. Escrow balances are typically distributed over a period greater than one year. Escrow balances are measured for collectability on at least a quarterly basis.

Segment Reporting The Company has determined that it has a single operating segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"), which derives income from its portfolio investments. Our Chief Executive Officer and Chief Financial Officer together allocate resources and assess performance and thus together serve as the Company's Chief Operating Decision Maker ("CODM"). As an investment company, we derive income primarily from debt investments in portfolio companies as discussed in Note 3 - Investments. While the Company lends to and separately evaluates the performance of each portfolio company in which it invests, the CODM evaluates and monitors performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in Note 2 - Summary of Significant Accounting Policies.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2025, investments on non-accrual status represented approximately 1.5% of our total investment portfolio at fair value and approximately 3.2% at cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio at fair value and approximately 3.5% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the three and nine months ended December 31, 2025, approximately 7.5% and 6.1%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income. For the three and nine months ended December 31, 2024, approximately 6.2% and 5.7%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 9.8 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and nine months ended December 31, 2025 and 2024.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2025:
First lien loans (1)(2)	$1,812,469	90.0%	182.0%	$1,868,322	92.0%
Second lien loans (2)	16,850	0.8	1.7	23,993	1.2
Subordinated debt (3)	1,139	0.1	0.1	1,337	0.1
Preferred equity	69,048	3.4	6.9	77,030	3.7
Common equity & warrants	109,957	5.5	11.1	57,027	2.8
Earnout	3,742	0.2	0.4	3,457	0.2
	$2,013,205	100.0%	202.2%	$2,031,166	100.0%

March 31, 2025:
First lien loans (1)(2)	$1,586,622	88.9%	179.6%	$1,627,746	91.5%
Second lien loans (2)	18,066	1.0	2.0	23,955	1.3
Subordinated debt (3)	1,218	0.1	0.1	1,417	0.1
Preferred equity	102,918	5.7	11.6	77,451	4.4
Common equity & warrants	76,475	4.3	8.7	48,791	2.7
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of December 31, 2025 and March 31, 2025, the fair value of the first lien last out loans was $23.8 million and $23.4 million, respectively.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of December 31, 2025 and March 31, 2025, the fair value of the split lien term loans included in first lien loans was $58.8 million and $59.9 million, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the split lien term loans included in second lien loans was $15.7 million and $15.9 million, respectively.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million as of both December 31, 2025 and March 31, 2025.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of December 31, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2025:
Healthcare Services	$254,782	12.7%	25.6%	$283,630	14.0%
Consumer Products	191,988	9.5	19.3	189,105	9.3
Media & Marketing	188,986	9.4	19.0	188,001	9.3
Consumer Services	180,100	8.9	18.1	190,087	9.4
Transportation & Logistics	122,634	6.1	12.3	86,480	4.3
Food, Agriculture & Beverage	120,559	6.0	12.1	131,443	6.5
Business Services	94,580	4.7	9.5	99,284	4.9
Financial Services	81,841	4.1	8.2	71,620	3.5
Healthcare Equipment & Supplies	71,118	3.5	7.1	64,894	3.2
Industrial Machinery	69,855	3.5	7.0	74,519	3.7
Research & Consulting Services	62,841	3.1	6.3	62,281	3.1
Environmental Services	55,907	2.8	5.6	60,399	3.0
Commercial Services & Supplies	55,533	2.8	5.6	54,502	2.7
Industrial Products	55,042	2.7	5.5	43,947	2.2
Software & IT Services	52,962	2.6	5.3	53,347	2.6
Pharmaceuticals, Biotechnology & Life Sciences	50,836	2.5	5.1	53,584	2.6
Industrial Services	48,178	2.4	4.8	46,924	2.3
Specialty Retail	39,744	2.0	4.0	37,496	1.8
Telecommunications	39,403	2.0	4.0	44,378	2.2
Healthcare Products	36,709	1.8	3.7	37,131	1.8
Restaurants	35,318	1.8	3.6	35,052	1.7
Education	30,244	1.5	3.0	42,227	2.1
Energy Services	22,505	1.1	2.3	22,189	1.1
Movies & Entertainment	21,998	1.1	2.2	25,288	1.2
Distribution	13,632	0.7	1.4	10,753	0.5
Technology Products & Components	8,666	0.4	0.9	12,899	0.6
Building & Infrastructure Products	7,244	0.3	0.7	9,706	0.4
	$2,013,205	100.0%	202.2%	$2,031,166	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Healthcare Services	$212,640	11.9%	24.1%	$228,935	12.9%
Consumer Products	152,385	8.5	17.3	152,385	8.6
Media & Marketing	138,768	7.8	15.7	138,291	7.8
Food, Agriculture & Beverage	125,740	7.1	14.2	131,815	7.4
Financial Services	123,280	6.9	14.0	95,060	5.3
Consumer Services	117,117	6.6	13.3	123,084	6.9
Business Services	94,008	5.3	10.6	96,685	5.4
Transportation & Logistics	88,871	5.0	10.1	63,155	3.5
Industrial Machinery	76,874	4.3	8.7	75,647	4.3
Industrial Products	75,548	4.2	8.5	66,050	3.7
Healthcare Equipment & Supplies	66,144	3.7	7.5	65,057	3.7
Commercial Services & Supplies	58,340	3.3	6.6	57,633	3.2
Aerospace & Defense	55,051	3.1	6.2	54,097	3.0
Software & IT Services	52,422	2.9	5.9	52,553	3.0
Environmental Services	52,295	2.9	5.9	56,191	3.2
Specialty Retail	38,272	2.1	4.3	36,647	2.1
Research & Consulting Services	36,045	2.0	4.1	35,309	2.0
Healthcare Products	34,474	1.9	3.9	35,087	2.0
Education	29,495	1.7	3.3	41,443	2.3
Restaurants	25,656	1.4	2.9	25,329	1.4
Energy Services	25,022	1.4	2.8	25,362	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,877	1.4	2.8	34,199	1.9
Industrial Services	21,599	1.2	2.4	21,634	1.2
Telecommunications	19,920	1.1	2.3	23,504	1.3
Distribution	11,773	0.7	1.3	11,873	0.7
Technology Products & Components	10,378	0.6	1.2	13,031	0.7
Movies & Entertainment	8,690	0.5	1.0	8,403	0.5
Building & Infrastructure Products	7,522	0.4	0.9	8,830	0.5
Data Processing & Outsourced Services	2,093	0.1	0.2	2,071	0.1
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of December 31, 2025 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
December 31, 2025:
Northeast	$557,141	27.7%	56.0%	$559,729	27.6%
Southwest	415,680	20.6	41.8	396,430	19.5
Southeast	394,013	19.6	39.6	433,060	21.3
West	349,268	17.3	35.0	341,668	16.8
Midwest	265,158	13.2	26.6	270,236	13.3
International	31,945	1.6	3.2	30,043	1.5
	$2,013,205	100.0%	202.2%	$2,031,166	100.0%

March 31, 2025:
Northeast	$469,271	26.3%	53.1%	$474,642	26.7%
West	388,772	21.8	44.0	359,986	20.2
Southwest	323,966	18.2	36.7	317,428	17.8
Southeast	315,033	17.6	35.6	338,866	19.1
Midwest	241,814	13.5	27.4	246,198	13.8
International	46,443	2.6	5.2	42,240	2.4
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

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
As of December 31, 2025 and March 31, 2025, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of December 31, 2025 and March 31, 2025 (in thousands):

		Fair Value Measurements
		at December 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,812,469	$—	$—	$1,812,469
Second lien loans	16,850	—	—	16,850
Subordinated debt	1,139	—	—	1,139
Preferred equity	69,048	—	—	69,048
Common equity & warrants	109,957	—	—	109,957
Earnout	3,742	—	—	3,742
Total Investments	$2,013,205	$—	$—	$2,013,205

		Fair Value Measurements
		at March 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,586,622	$—	$—	$1,586,622
Second lien loans	18,066	—	—	18,066
Subordinated debt	1,218	—	—	1,218
Preferred equity	102,918	—	—	102,918
Common equity & warrants	76,475	—	—	76,475
Total Investments	$1,785,299	$—	$—	$1,785,299

The tables below present the Valuation Techniques and Significant Level 3 Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at December 31, 2025 and March 31, 2025. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	December 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,631,437	Discount Rate	4.3% - 68.6%	11.9%
		1,081	Third Party Broker Quote	40.4 - 40.4	40.4
	Market Approach	151,002	Cost	91.3 - 99.3	99.1
	Enterprise Value Waterfall Approach	28,949	EBITDA Multiple	9.0x - 11.0x	10.0x
			Discount Rate	12.7% - 22.6%	18.1%
Second lien loans	Income Approach	16,850	Discount Rate	13.8% - 171.8%	24.8%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	2.0x - 2.0x	0.0x
			Discount Rate	28.2% - 28.2%	0.0%
Subordinated debt	Income Approach	524	Discount Rate	16.4% - 16.4%	16.4%
		58	Third Party Broker Quote	25.4 - 25.4	25.4
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.2x - 7.8x	6.7x
			Discount Rate	14.5% - 17.4%	15.4%
Preferred equity	Enterprise Value Waterfall Approach	68,548	EBITDA Multiple	2.0x - 17.2x	7.7x
			Discount Rate	11.5% - 47.7%	16.8%
	Market Approach	500	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	108,307	EBITDA Multiple	2.0x - 16.5x	9.0x
			Discount Rate	10.6% - 30.4%	13.9%
	Market Approach	1,650	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	3,742	Discount Rate	33.3% - 33.3%	33.3%
Total Level 3 Investments		$2,013,205

		Fair Value at	Significant
	Valuation	March 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,448,656	Discount Rate	5.2% - 64.7%	12.8%
		6,923	Third Party Broker Quote	40.0 - 100.0	79.8
	Market Approach	125,500	Cost	89.8 - 100.0	97.9
	Enterprise Value Waterfall Approach	5,543	EBITDA Multiple	3.0x - 9.0x	3.0x
			Discount Rate	21.0% - 49.2%	21.0%
Second lien loans	Income Approach	18,066	Discount Rate	9.5% - 41.2%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.0% - 21.0%	0.0%
Subordinated debt	Income Approach	538	Discount Rate	14.4% - 14.4%	14.4%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	65	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.6x	6.6x
			Discount Rate	13.3% - 17.6%	14.7%
Preferred equity	Enterprise Value Waterfall Approach	100,018	EBITDA Multiple	3.0x - 16.9x	8.8x
			Discount Rate	11.1% - 49.2%	15.9%
	Market Approach	2,900	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	74,878	EBITDA Multiple	3.0x - 16.0x	8.4x
			Discount Rate	11.9% - 23.3%	14.4%
	Market Approach	1,597	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,785,299

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and nine months ended December 31, 2025 and 2024, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the nine months ended December 31, 2025 and 2024 (in thousands):

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value December 31, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(27,555)	$523,371	$(245,785)	$10,129	$(30,362)	$(3,951)	$1,812,469	$(23,636)
Second lien loans	18,066	(1,255)	39	—	—	—	—	16,850	(1,256)
Subordinated debt	1,218	2	57	(146)	8	—	—	1,139	2
Preferred equity	102,918	(5,908)	4,049	—	—	(31,323)	(688)	69,048	(1,523)
Common equity & warrants	76,475	28,185	4,498	—	—	(3,840)	4,639	109,957	27,883
Earnout	—	285	3,457	—	—	—	—	3,742	285
Total Investments	$1,785,299	$(6,246)	$535,471	$(245,931)	$10,137	$(65,525)	$—	$2,013,205	$1,755

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)(2)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value December 31, 2024	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(39,763)	$466,533	$(197,759)	$8,720	$(27,308)	$(4,730)	$1,515,142	$(28,533)
Second lien loans	33,774	(3,011)	18	(3,629)	70	—	(1,062)	26,160	(1,130)
Subordinated debt	1,336	43	57	(75)	14	—	(153)	1,222	34
Preferred equity	71,127	7,359	6,730	—	—	—	—	85,216	7,359
Common equity & warrants	60,875	2,031	4,695	—	—	—	5,945	73,546	2,830
Total Investments	$1,476,561	$(33,341)	$478,033	$(201,463)	$8,804	$(27,308)	$—	$1,701,286	$(19,440)

(1)Includes purchases of new investments, as well as discount accretion on existing investments.
(2)Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between the Company and Main Street Capital Corporation.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2025, the Company’s asset coverage was 211%.

The Company had the following borrowings outstanding as of December 31, 2025 and March 31, 2025 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
December 31, 2025
SBA Debentures	$195,000	$(4,375)	$190,625	$188,029
Corporate Credit Facility	210,000	—	210,000	210,000
SPV Credit Facility	104,000	—	104,000	104,000
2029 Convertible Notes	230,000	(5,783)	224,217	220,594
September 2030 Notes	350,000	(6,360)	343,640	346,856
	$1,089,000	$(16,518)	$1,072,482	$1,069,479

March 31, 2025
SBA Debentures	$175,000	$(4,082)	$170,918	$166,460
Corporate Credit Facility	235,000	—	235,000	235,000
SPV Credit Facility	108,000	—	108,000	108,000
October 2026 Notes	150,000	(1,154)	148,846	130,899
August 2028 Notes	71,875	(1,681)	70,194	73,571
2029 Convertible Notes	230,000	(6,893)	223,107	225,780
	$969,875	$(13,810)	$956,065	$939,710
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the October 2026 Notes, the 2029 Convertible Notes and the September 2030 Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the August 2028 Notes was based on the closing price of the security on the Nasdaq Global Select Market, which is a Level 1 input under ASC 820. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate.

Credit Facilities

As of December 31, 2025, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Facility, respectively (each defined below and together, the "Credit Facilities"). For the three and nine months ended December 31, 2025, the weighted average interest rate on the Credit Facilities was 6.44% and 6.63%, respectively, and the average debt outstanding under the Credit Facilities was $315.0 million and $316.7 million, respectively.

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

As of December 31, 2025, the total commitments under the Corporate Credit Facility were $510 million provided by 11 lenders.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of December 31, 2025, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of December 31, 2025 and 2024, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$3,299	$3,225	$10,159	$10,145
Unused commitment fees	446	469	1,345	1,325
Amortization of deferred financing costs	609	577	1,827	1,684
Total interest and amortization of deferred financing costs	$4,354	$4,271	$13,331	$13,154

Weighted average interest rate	6.39%	7.19%	6.56%	7.53%
Average borrowings	$206,522	$179,511	$205,727	$134,665

SPV Credit Facility

On March 20, 2024, SPV entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility included an initial commitment of $150.0 million. Pursuant to the terms of the Loan Agreement, on June 20, 2024, total commitments available under the SPV Credit Facility automatically increased from $150.0 million to $200.0 million. The SPV Credit Facility also includes an accordion feature that allows increases up to $400 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments. Borrowings under the SPV Credit Facility bear interest at three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, SPV also pays a utilization fee based on the amount of borrowings utilized. The SPV Credit Facility matures on March 20, 2029.

The Loan Agreement contains customary terms and conditions, including affirmative and negative covenants. The Loan Agreement also contains customary events of default including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, bankruptcy, and change of control, with customary cure and notice provisions.

The SPV Credit Facility is secured by all of the assets of SPV. As of December 31, 2025 and 2024, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$1,769	$1,889	$5,639	$4,195
Unused commitment and other fees	326	258	931	872
Amortization of deferred financing costs	114	114	342	318
Total interest and amortization of deferred financing costs	$2,209	$2,261	$6,912	$5,385

Weighted average interest rate	6.53%	7.23%	6.75%	7.54%
Average borrowings	$108,435	$104,435	$110,942	$55,664

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$—	$1,208	$—	$4,358
Amortization of deferred financing costs	—	56	—	224
Total interest and amortization of deferred financing costs	$—	$1,264	$—	$4,582

Weighted average interest rate	—%	4.46%	—%	4.46%
Average borrowings (1)	$—	$140,000	$—	$140,000
(1)Average borrowings for the three and nine months ended December 31, 2024 were calculated from October 1, 2024 and April 1, 2024, respectively, through December 9, 2024 (the redemption date of the January 2026 Notes).

October 2026 Notes

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% Notes due 2026 (the "Existing October 2026 Notes"). The Existing October 2026 Notes were issued at a price of 99.418% of the aggregate principal amount of the Existing October 2026 Notes, resulting in a yield-to-maturity of 3.5%. In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes (the "Additional October 2026 Notes" together with the Existing October 2026 Notes, the "October 2026 Notes"). The Additional October 2026 Notes were issued at a price of 99.993% of the aggregate principal amount, resulting in a yield-to-maturity of approximately 3.375% at issuance. The Additional October 2026 Notes were treated as a single series with the Existing October 2026 Notes under the indenture and had the same terms as the Existing October 2026 Notes. The maturity date of the October 2026 Notes was October 1, 2026. The October 2026 Notes bore interest at a rate of 3.375% per year, payable semi-annually in arrears on April 1 and October 1 of each year.

On October 13, 2025, the Company redeemed $150.0 million in aggregate principal amount of the issued and outstanding October 2026 Notes in full. The October 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.8 million during the quarter ended December 31, 2025. There was no "make-whole" premium required to be paid in connection with the redemption.

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$183	$1,266	$2,714	$3,797
Amortization of deferred financing costs	27	192	412	577
Total interest and amortization of deferred financing costs	$210	$1,458	$3,126	$4,374

Weighted average interest rate	3.50%	3.50%	3.50%	3.50%
Average borrowings	$20,893	$150,000	$77,545	$150,000

August 2028 Notes

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). The maturity date of the August 2028 Notes was August 1, 2028, and the August 2028 Notes bore interest at a rate of 7.75% per year, payable quarterly on February 1, May 1, August 1 and November 1 of each year.

On October 13, 2025, the Company redeemed $71.9 million in aggregate principal amount of the issued and outstanding August 2028 Notes in full. The August 2028 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.4 million during the quarter ended December 31, 2025. There was no "make-whole" premium required to be paid in connection with the redemption.

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$201	$1,393	$2,986	$4,178
Amortization of deferred financing costs	18	127	270	382
Total interest and amortization of deferred financing costs	$219	$1,520	$3,256	$4,560

Weighted average interest rate	7.75%	7.75%	7.75%	7.75%
Average borrowings	$10,382	$71,875	$38,533	$71,875

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of December 31, 2025 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.67
Conversion rate (shares per $1,000 principal amount) (1)	40.54
Last conversion price calculation date	December 15, 2025
(1)Represents conversion price and conversion rate, as applicable, as of December 31, 2025, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$2,947	$1,703	$8,841	$1,703
Amortization of deferred financing costs	370	243	1,109	243
Total interest and amortization of deferred financing costs	$3,317	$1,946	$9,950	$1,946

Weighted average interest rate	5.13%	5.13%	5.13%	5.13%
Average borrowings (1)	$230,000	$230,000	$230,000	$230,000
(1)Average borrowings for the three and nine months ended December 31, 2024 were calculated from November 4, 2024 (the issuance date of the 2029 Convertible Notes) through December 31, 2024.

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

The summary information regarding the September 2030 Notes is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense	$5,206	$—	$5,900	$—
Amortization of deferred financing costs	336	—	378	—
Total interest and amortization of deferred financing costs	$5,542	$—	$6,278	$—

Weighted average interest rate	5.95%	—%	5.95%	—%
Average borrowings	$350,000	$—	$99,167	$—

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

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of December 31, 2025, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $87.5 million and leverageable capital of $46.0 million. As of December 31, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of December 31, 2025, SBIC II had a total leverage commitment from the SBA in the amount of $40.0 million, of which $20.0 million was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense and fees	$1,994	$1,798	$5,869	$5,170
Amortization of deferred financing costs	201	193	594	561
Total interest and amortization of deferred financing costs	$2,195	$1,991	$6,463	$5,731

Weighted average interest rate	4.46%	4.40%	4.42%	4.39%
Average borrowings	$179,000	$163,293	$176,338	$156,444

As of December 31, 2025, SBA Debentures issued and outstanding mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
(2)	(2)	(2)	20,000
			$195,000
(1)The SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $20.0 million in SBA Debentures that will pool in March 2026. Until the pooling date, the SBA debentures bear interest at a fixed rate with a weighted average interim interest rate of 4.54%

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2025 is as follows (amounts in thousands):

	Years Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$195,000	$195,000
Corporate Credit Facility	—	—	—	210,000	—	—	210,000
SPV Credit Facility	—	—	—	104,000	—	—	104,000
2029 Convertible Notes	—	—	—	—	230,000	—	230,000
September 2030 Notes	—	—	—	—	—	350,000	350,000
Total	$—	$—	$—	$314,000	$230,000	$545,000	$1,089,000

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

For the tax year ended December 31, 2025, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Our distributions for the tax years ended December 31, 2025, 2024 and 2023 were as follows:

Payment Date	Cash Dividend per Share
Tax Year Ended December 31, 2025
March 31, 2025[1]	$0.64
June 30, 2025[1]	0.64
July 31, 2025	0.1934
August 31, 2025	0.1934
September 30, 2025[1]	0.2534
October 31, 2025	0.1934
November 30, 2025	0.1934
December 31, 2025[1]	0.2534
$2.56

Tax Year Ended December 31, 2024
March 31, 2024[1]	$0.63
June 30, 2024[1]	0.63
September 30, 2024[1]	0.64
December 31, 2024[2]	0.63
$2.53

Tax Year Ended December 31, 2023
March 31, 2023[2]	$0.58
June 30, 2023[2]	0.59
September 30, 2023[1]	0.62
December 31, 2023[1]	0.63
$2.42

1On each of these dates, the dividend paid included a supplemental dividend of $0.06 per share.
2On each of these dates, the dividend paid included a supplemental dividend of $0.05 per share.

Additionally, on November 19, 2025, the Board of Directors declared monthly regular dividends of $0.1934 per share to holders of record as of the close of business on each of January 15, 2026, February 13, 2026 and March 13, 2026 payable on January 30, 2026, February 27, 2026 and March 31, 2026, respectively, and a supplemental dividend of $0.06 per share to holders of record as of the close of business on March 13, 2026 payable on March 31, 2026.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the nine months ended December 31, 2025 and 2024, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Nine Months Ended December 31,
	2025	2024
Additional capital	$(35,430)	$(5,521)
Total distributable earnings	35,430	5,521

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

The tax character of distributions paid for the tax years ended December 31, 2025 and 2024 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2025	2024
Ordinary income	$140,809	$118,216
Distributions of long term capital gains	—	—
Distributions on tax basis[1]	$140,809	$118,216
1Includes only those distributions which reduce estimated taxable income.

As of December 31, 2025, CSWC estimates that it has cumulative undistributed taxable income of approximately $60.6 million, or $1.02 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be treated as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the nine months ended December 31, 2025 and 2024 (amounts in thousands):

	Nine Months Ended December 31,
Reconciliation of RIC Distributable Income (1)	2025	2024
Net increase in net assets from operations	$85,516	$52,987
Net unrealized depreciation on investments	24,188	14,574
Expense/loss recognized for tax on pass-through entities	—	(80)
Realized (gain) loss book/tax differences	(1,185)	8,580
Capital loss carryover (2)	14,242	12,987
Net operating income - wholly-owned subsidiary	(31,380)	(2,705)
Dividend income from wholly-owned subsidiary	26,770	(962)
Non-deductible tax expense	1,922	1,016
Loss on extinguishment of debt	(4,089)	(2,045)
Non-deductible compensation	4,252	5,164
Compensation related book/tax differences	1,946	(3,887)
Interest on non-accrual loans	4,828	10,513
Other book/tax differences	(15)	(237)
Estimated distributable income before deductions for distributions	$126,995	$95,905

(1)The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
(2)At December 31, 2025, the Company had long-term capital loss carryforwards of $145.1 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of December 31, 2025, the cost of investments held by the RIC for U.S. federal income tax purposes was $1,965.0 million, with such investments having gross unrealized appreciation of $18.6 million and gross unrealized depreciation of $126.5 million, resulting in net unrealized depreciation of $107.9 million. As of December 31, 2025, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $59.2 million, with such investments having gross unrealized appreciation of $99.0 million and gross unrealized depreciation of $13.2 million, resulting in net unrealized appreciation of $85.8 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $22.1 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of December 31, 2025 and March 31, 2025, the Taxable Subsidiary had a deferred tax liability of $15.0 million and $16.8 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of December 31, 2025 and March 31, 2025 (amounts in thousands):

	December 31, 2025	March 31, 2025
Deferred tax asset:
Net operating loss carryforwards	$443	$253
Interest	2,542	1,811
Total deferred tax asset	2,985	2,064
Deferred tax liabilities:
Net unrealized appreciation on investments	(15,341)	(15,054)
Net basis differences in portfolio investments	(2,670)	(3,790)
Total deferred tax liabilities	(18,011)	(18,844)
Total net deferred tax (liabilities) assets	$(15,026)	$(16,780)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of December 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Components of Income Tax Provision	2025	2024	2025	2024
Excise tax	$447	$451	$1,860	$943
Tax provision related to Taxable Subsidiary	(2,789)	(107)	(1,416)	627
Other	(12)	23	62	73
Total income tax provision	$(2,354)	$367	$506	$1,643

Although we believe our tax returns are correct, the final determination of tax examinations could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2022 through December 31, 2024.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Number of shares sold	2,490,000	2,364,147	6,291,892	4,702,227
Gross proceeds received (in thousands)	$52,553	$53,620	$134,582	$112,540
Net proceeds received (in thousands) (1)	$51,765	$52,915	$132,661	$110,951
Weighted average price per share	$21.11	$22.68	$21.39	$23.93

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both December 31, 2025 and December 31, 2024, no proceeds remained receivable.

Cumulative to December 31, 2025, the Company has sold 39,333,069 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.47, raising $844.6 million of gross proceeds. Net proceeds were $831.7 million after commissions to the sales agents on shares sold. As of December 31, 2025, the Company has $155.4 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Number of shares repurchased	37	—	52,630	71,229
Aggregate cost of shares repurchased (in thousands)	$1	$—	$1,120	$1,861
Weighted average price per share	$20.37	$—	$21.28	$26.13

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended December 31, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Earnings per share - basic
Numerator for basic earnings per share	$32,896	$16,268	$85,516	$52,987
Adjustment for income allocated to participating securities	(352)	—	(914)	—
Numerator for basic earnings per common share	32,544	16,268	84,602	52,987
Denominator for basic earnings per common share	57,531	48,315	55,538	47,080
Basic earnings per common share	$0.57	$0.34	$1.52	$1.13
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$32,544	$16,268	$84,602	$52,987
Adjustment for interest and amortization on 2029 Convertible Notes	3,317	1,946	9,950	1,946
Numerator for diluted earnings per common share	$35,861	$18,214	$94,552	$54,933
Denominator for basic weighted average common share	57,531	48,315	55,538	47,080
Adjustment for dilutive effect of 2029 Convertible Notes	9,312	5,807	9,286	1,943
Denominator for diluted weighted average common shares	66,843	54,122	64,824	49,022
Diluted earnings per common share	$0.54	$0.34	$1.46	$1.12

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended December 31, 2025 and 2024, there was no anti-dilution.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan initially made available for issuance 1,200,000 shares of common stock. On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same date. As of December 31, 2025, there were 2,014,204 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of December 31, 2025, there were 75,280 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended December 31, 2025 and 2024, we recognized total share based compensation expense of $1.3 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.5 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. For the nine months ended December 31, 2025 and 2024, we recognized total share based compensation expense of $3.7 million (of which $0.2 million was related to restricted stock issued to non-employee directors) and $4.3 million (of which $0.2 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $11.5 million, which will be amortized over the weighted-average vesting period of approximately 2.7 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of December 31, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	506,352	$23.78	2.5
Granted	337,000	21.35	—
Vested	(175,436)	23.73	—
Forfeited	(43,062)	22.71	—
Unvested at December 31, 2025	624,854	$22.56	2.7

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of December 31, 2025:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2025	10,450	$23.93	0.4
Granted	10,965	22.80	—
Vested	(10,450)	23.93	—
Forfeited	—	—	—
Unvested at December 31, 2025	10,965	$22.80	0.6

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. During the period from October 1, 2015 through December 31, 2025, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. Effective January 1, 2026, we will make matching contributions of up to 5% of the Internal Revenue Service's annual maximum eligible compensation, all of which will be fully vested immediately.

During the three months ended December 31, 2025 and 2024, we made matching contributions of approximately $39.4 thousand and $33.3 thousand, respectively. During the nine months ended December 31, 2025 and 2024, we made matching contributions of approximately $213.8 thousand and $196.3 thousand, respectively.

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

The balances of unfunded debt commitments as of December 31, 2025 and March 31, 2025 were as follows (amounts in thousands):

	December 31,	March 31,
Portfolio Company	2025	2025
Revolving Loans
360 Quote TopCo, LLC	$904	$—
Air Conditioning Specialist, Inc.	1,216	1,910
American Pet Resort, LLC	6,000	—
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	1,222	3,056
ArborWorks, LLC	217	1,116
Armko, LLC	3,000	—
ATS Operating, LLC	390	890
Better Than Home, Inc.	3,000	—
Bond Brand Loyalty ULC	1,200	1,200
BP Loenbro Holdings Inc.	1,541	1,321
Brandner Design, LLC	560	900
Burning Glass Intermediate Holding Company, Inc.	—	296
Campany Roof Maintenance, LLC	1,064	1,064
Catbird NYC, LLC	4,000	4,000
Cavalier Buyer, Inc.	—	2,000
CDC Dental Management Co., LLC	2,000	1,500
Central Medical Supply LLC	1,500	1,050
Clutch, Inc.	5,000	—
Cumbria Capital MSO, LLC	750	1,100
Damotech Inc.	—	3,000
Drive Line Service of Portland, LLC	2,000	2,000
DWS Buyer LLC	1,293	—
Edge Autonomy Holdings, LLC	—	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	4,000
GPT Industries, LLC	—	3,000
GrammaTech, Inc.	—	1,000
Gravitiq LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	152	303
Ignite Visibility LLC	3,000	1,500
InDinero Group, Inc.	549	—
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	1,500	2,000
Island Pump and Tank, LLC	—	3,479

	December 31,	March 31,
Portfolio Company	2025	2025
iVueit, LLC	1,000	1,000
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	2,000	2,000
KMS, LLC	5,715	—
Lash OpCo, LLC	824	—
LDG Acquisition Company, LLC	3,000	—
LEHR Upfitters, LLC	—	2,623
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	2,083	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	2,000	2,000
Local Web Leads, LLC	1,000	—
Main Line Brands LLC	2,000	—
Mammoth BorrowCo, Inc.	650	200
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	3,000
Mission Critical Group, LLC	1,902	—
Monroe Biomedical Research, LLC	2,750	—
Musiker Discovery Programs, Inc.	1,250	2,000
NeuroPsychiatric Hospitals, LLC	4,000	2,000
New Skinny Mixes, LLC	4,000	3,000
NinjaTrader, Inc.	—	2,500
Pipeline Technique Ltd.	3,333	944
Pool Service Partners, Inc.	700	2,000
Pyramids Acquisition, LLC	3,000	—
Revo Brands, Inc.	6,800	4,300
Rodizio Opco LLC	2,000	—
Roseland Management, LLC	2,000	2,000
ServerLIFT, LLC	5,000	4,000
SocialSEO, LLC	1,800	2,200
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	3,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	4,000	4,000
VP Move Purchaser, Inc.	4,200	3,900
Wash & Wax Systems LLC	146	—
Well Labs Plus, LLC	3,000	—
Well-Foam, Inc.	4,500	4,500
White Plains Linen LLC	3,000	—
Winter Services Operations, LLC	3,022	1,333
Zenfolio Inc.	3,000	1,500
Total Revolving Loans	158,429	122,735

	December 31,	March 31,
Portfolio Company	2025	2025
Delayed Draw Term Loans
AAC New Holdco Inc.	497	—
Air Conditioning Specialist Inc.	—	3,229
American Pet Resort, LLC	1,700	—
Better Than Home, Inc.	12,000	—
BP Loenbro Holdings Inc.	—	1,101
Central Medical Supply LLC	—	1,400
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	950	950
DWS Buyer LLC	2,155	—
Enstoa, Inc.	10,671	—
Exact Borrower, LLC	2,200	2,200
Ignite Visibility LLC	3,000	—
iVueit, LLC	10,000	10,000
KMS, LLC	—	2,286
LDG Acquisition Company, LLC	12,000	—
LEHR Upfitters, LLC	—	5,247
Mid-Florida Endodontics Management Company, LLC	9,400	10,000
Mission Critical Group, LLC	2,130	—
Monroe Biomedical Research, LLC	5,000	—
Muenster Miling Company, LLC	2,500	—
Musiker Discovery Programs, Inc.	—	7,500
One Group, LLC	—	545
Pipeline Technique Ltd.	10,000	—
Pool Service Partners, Inc.	—	6,100
Superior Health Parent LLC	6,300	10,000
SureKap, LLC	7,222	7,222
TMT BHC Buyer, Inc.	—	5,000
unWired Broadband, LLC	11,544	—
Well Labs Plus, LLC	15,400	—
Total Delayed Draw Term Loans	125,593	73,704
Other
Broad Sky Networks, LLC	—	57
Spectrum of Hope, LLC	—	411
Total Other	—	468
Total Unfunded Debt Commitments	$284,022	$196,907

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	December 31, 2025	March 31, 2025
Unfunded Debt Commitments
Expiring during fiscal year ending:
2026	$—	$31,354
2027	123,901	70,235
2028	35,717	16,420
2029	49,381	42,986
2030	31,530	33,912
2031	39,201	2,000
2032	4,293	—
Total Unfunded Debt Commitments	$284,022	$196,907

The balances of unfunded equity commitments as of December 31, 2025 and March 31, 2025 were as follows (amounts in thousands):

	December 31, 2025	March 31, 2025
Unfunded Equity Commitments
Catbird NYC, LLC	$125	$125
Infolinks Media Buyco, LLC	410	411
Total Unfunded Equity Commitments	$535	$536

As of December 31, 2025, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of December 31, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

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

Total lease expense incurred for each of the three months ended December 31, 2025 and 2024 was $0.1 million. Total lease expense incurred for the nine months ended December 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively. As of December 31, 2025 and March 31, 2025, the asset related to the operating lease was $3.7 million and $3.9 million, respectively, and as of December 31, 2025 and March 31, 2025, the lease liability was $5.1 million and $5.4 million, respectively. As of December 31, 2025, the remaining lease term was 9.8 years and the weighted average discount rate was 7.36%.

The following table shows future minimum payments under the Company's operating leases as of December 31, 2025 (in thousands):

Year ending March 31,	Rent Commitment
2026	$177
2027	715
2028	733
2029	752
2030	771
Thereafter	4,988
Total	$8,136

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three and nine months ended December 31, 2025 and 2024, we did not receive any management fees from our portfolio companies.

13.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the nine months ended December 31, 2025 and 2024 (share amounts presented in thousands).

	Nine Months Ended
	December 31,
Per Share Data:	2025	2024
Investment income (1)	$3.11	$3.23
Operating expenses (1)	(1.30)	(1.27)
Income taxes (1)	(0.01)	(0.04)
Net investment income (1)	1.80	1.92
Net realized gain (loss), net of tax (1)	0.20	(0.47)
Net unrealized (depreciation) appreciation on investments, net of tax (1)	(0.43)	(0.31)
Realized loss on extinguishment of debt (1)	(0.04)	(0.01)
Total increase from investment operations	1.52	1.13
Accretive effect of share issuances and repurchases	0.47	0.64
Dividends to shareholders	(1.92)	(1.90)
Issuance of restricted stock (2)	(0.10)	(0.14)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.04)	(0.07)
Share based compensation expense	0.06	0.09
Other (3)	0.06	0.07
Increase (decrease) in net asset value	0.05	(0.18)
Net asset value
Beginning of period	16.70	16.77
End of period	$16.75	$16.59
Ratios and Supplemental Data
Ratio of operating expenses to average net assets (4)	10.30%	10.09%
Ratio of operating expenses (excluding interest expense) to average net assets (4)	3.34%	3.41%
Ratio of net investment income to average net assets (4)	14.24%	15.17%
Portfolio turnover	16.41%	14.97%
Total investment return (5)	7.92%	(5.73)%
Total return based on change in NAV (6)	11.80%	10.26%
Per share market value at the end of the period	$22.15	$21.82
Weighted-average basic shares outstanding	55,538	47,080
Weighted-average diluted shares outstanding	64,824	49,022
Common shares outstanding at end of period	59,457	50,051

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

14.    SUBSEQUENT EVENTS

On January 22, 2026, the Company formed a joint venture with another private credit asset manager. The joint venture will be an off-balance sheet private fund that will invest primarily in first out senior secured debt opportunities in the lower middle market. The joint venture will be owned equally by the Company and its joint venture partner, with each holding a 50% equity interest. All investment and operational decisions for the fund will be made by the joint venture’s board of managers, which will consist of equal representation from both joint venture partners.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$140	$13	$85	$343	$—	$—	$(100)	$328
	First Lien		9,138	714	7,437	398	—	—	(1,055)	6,780
	First Lien		136	—	—	300	(164)	—	—	136
	27,000 Class A Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
KMS, LLC	Revolving Loan	Distribution	—	1	—	(85)	—	—	85	—
	First Lien		4,590	477	2,407	2,537	(411)	—	57	4,590
	Delayed Draw Term Loan		—	—	2,261	(2,261)	—	—	—	—
	19,395.96 Series A Preferred Units		—	—	6,305	—	—	—	2,737	9,042
National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,250	463	11,282	273	(872)	—	(502)	10,181
	First Lien - Term Loan B		11,250	466	9,500	291	(889)	—	1,279	10,181
	191,049.33 Class A-3 Preferred Units		—	24	2,007	—	—	—	(7)	2,000
	Warrants		—	—	92	—	—	—	1,100	1,192
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	4,269	180	2,284	1,985	—	—	—	4,269
	First Lien - Tranche A Term Loan		11,120	—	9,318	—	—	—	(2,646)	6,672
	First Lien - Tranche B Term Loan		11,120	—	3,114	—	—	—	(3,114)	—
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$63,013	$2,338	$56,092	$3,781	$(2,336)	$—	$(2,166)	$55,371

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$208	$27	$181	$27	$—	$—	$—	$208
	First Lien - Term Loan A		3,198	265	2,933	265	—	—	—	3,198
	First Lien - Term Loan B		3,023	90	2,933	89	—	—	(1,647)	1,375
	Delayed Draw Term Loan		844	62	—	844	—	—	—	844
	Delayed Draw Term Loan		484	9	—	484	—	—	—	484
	11,909,273.85 Preferred Units		—	—	5,702	—	—	—	(5,702)	—
	617,803 Common Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	—	—	685	—	(685)	—	—	—
	First Lien		—	—	20,761	—	(20,761)	—	—	—
	Delayed Draw Term Loan		—	—	2,893	—	(2,893)	—	—	—
	1,006,045.85 Preferred Units		—	—	2,941	—	(5,431)	4,087	(1,597)	—
American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	6,251	593	5,851	400	—	—	—	6,251
	First Lien - Term Loan B		6,251	593	4,973	401	—	—	(279)	5,095
	21,062.03 Class A Preferred Units		—	—	1,843	—	—	—	(1,843)	—
	28.16 Class C Common Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
ArborWorks, LLC	Revolving Loan	Environmental Services	1,784	136	886	935	(37)	—	39	1,823
	First Lien		3,825	303	3,473	310	—	—	4	3,787
	100 Class A Units		—	—	5	—	—	—	5	10
	13,898.32 Class A-1 Preferred Units		—	—	3,032	—	—	—	2,849	5,881
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	24	—	993	(1,000)	—	7	—
	First Lien		14,277	1,273	14,700	26	(423)	—	(26)	14,277
	1,000,000 Class A Units		—	—	1,805	—	—	—	352	2,157
	500,000 Class B Units		—	—	797	—	—	—	122	919
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,000	115	1,450	1,508	(1,975)	—	17	1,000
	First Lien		20,616	1,533	18,525	1,964	—	—	127	20,616
	Delayed Draw Term Loan		—	—	101	(101)	—	—	—	—
	2,620,670 Preferred Units		—	—	3,163	—	—	—	—	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	549	5,880	15	—	—	105	6,000
	1,250,000 Preferred Units		—	—	1,038	—	—	—	693	1,731
Crafty Apes, LLC	First Lien	Movies & Entertainment	4,163	379	3,653	380	—	—	(124)	3,909
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519.07 Class A Common Units		—	—	5,037	—	—	—	(3,482)	1,555

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	5,223	459	4,766	459	—	—	(264)	4,961
	First Lien - Term Loan B		4,985	501	4,985	—	—	—	(249)	4,736
	250,000 Class A Preferred units		—	—	317	—	—	—	(151)	166
	5,435,211.03 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984.22 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	42	—	34	—	—	(34)	—
	First lien		—	457	5,866	79	(5,866)	—	(79)	—
	1,000,000 Class A Preferred Units		—	622	2,747	—	—	—	558	3,305
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	11	—	7	—	—	(7)	—
	First Lien		—	39	563	—	(563)	—	—	—
	1,000 Class A Units		—	—	336	—	—	—	(135)	201
	360.06 Class A-1 Units		—	—	121	—	—	—	(48)	73
Gravitiq LLC	Revolving Loan	Consumer Products	—	86	—	4,158	(4,150)	—	(8)	—
	First Lien - Term Loan A		14,292	1,293	14,082	145	(708)	—	773	14,292
	First Lien - Term Loan B		14,292	1,513	14,082	139	(708)	—	779	14,292
	Warrants		—	—	1,597	—	—	—	2,606	4,203

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	332	3,525	14	—	—	(14)	3,525
	First Lien - Term Loan		14,840	1,712	13,356	1,890	—	—	(406)	14,840
	First Lien - Term Loan B		14,840	1,786	13,356	1,901	—	—	(417)	14,840
	First Lien - Term Loan C		21,150	975	—	21,150	—	—	—	21,150
	Delayed Draw Term Loan - A		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan - B		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	Warrants		—	3,005	9,755	—	—	—	2,876	12,631
	Warrants		—	2,373	11,369	—	—	—	4,119	15,488
	9.25% Class A Membership Interest		—	2,283	8,776	—	—	—	3,869	12,645
iVueit, LLC	Revolving Loan	Business Services	—	18	—	252	(250)	—	(2)	—
	First Lien		10,000	791	9,902	12		—	86	10,000
	Delayed Draw Term Loan		—	38	—	—	—	—	—	—
	2,000 Preferred Units		—	—	2,000	—	—	—	232	2,232
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	Revolving Loan	Consumer Services	—	11	—	3	—	—	(3)	—
	First Lien		10,800	803	7,425	3,279	—	—	(12)	10,692
	1,244 Class A Units		—	—	1,000	244	—	—	(570)	674
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	—	18	701	521	(1,250)	—	28	—
	First Lien		5,000	288	4,842	—	(39)	—	106	4,909
	Second Lien		5,208	—	—	—	—	—	—	—
	208,333.33 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.99 Common units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
Local Web Leads, LLC	Revolving Loan	Media & Marketing	—	4	—	(9)	—	—	9	—
	First Lien - Term Loan A		6,666	350	—	6,689	(84)	—	(6)	6,599
	First Lien - Term Loan B		6,666	418	—	6,689	(84)	—	(6)	6,599
	750,000 Common Units		—	—	—	750	—	—	—	750
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	1,300	19	—	1,305	—	—	(19)	1,286
	First Lien		10,400	872	4,765	5,112	—	—	409	10,286
	Delayed Draw Term Loan		—	—	5,146	(5,146)	—	—	—	—
	10,667 Common units		—	—	610	—	—	—	336	946
Precision Spray & Coatings, LLC	First Lien	Industrial Services	4,000	200	—	3,963	—	—	37	4,000
	2,000 Class A-2 Units		—	—	—	2,000	—	—	817	2,817
Rodizio Opco LLC	Revolving Loan	Restaurants	—	2	—	(15)	—	—	15	—
	First Lien		9,168	112	—	9,101	—	—	—	9,101
	537.97 Common Units		—	—	—	750	—	—	—	750
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	7	—	(1)	—	—	1	—
	First Lien		14,473	1,260	14,598	(1)	(125)	—	1	14,473
	3,364 Class A-2 Units		—	—	802	—	—	—	(28)	774
	1,100 Class A-1 Units		—	—	196	—	—	—	(9)	187
	16,084 Class A Units		—	—	941	—	—	—	(135)	806
Sonobi, Inc.	500,000 Class A Common Units	Media & Marketing	—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	December 31, 2025 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at December 31, 2025
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	—	—	—	—	—	(7,560)	7,560	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,761	—	—	—	—	3,761
	355,555.56 Senior Preferred units		—	—	—	—	—	—	—	—
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	670	7,312	15	—	—	61	7,388
	1,625,472 Class A-1 Preferred Units		—	—	1,082	90	—	—	(323)	849
White Plains Linen LLC	Revolving Loan	Commercial Services & Supplies	—	45	—	973	(1,000)	—	27	—
	First Lien - Term Loan A		12,200	545	—	12,086	—	—	(8)	12,078
	First Lien - Term Loan B		12,200	649	—	12,086	—	—	(8)	12,078
	16.75% LP Interest		—	—	—	335	—	—	—	335
Total Affiliate Investments			$290,296	$30,560	$292,891	$96,631	$(48,032)	$(3,473)	$11,984	$350,001
Total Control & Affiliate Investments			$353,309	$32,898	$348,983	$100,412	$(50,368)	$(3,473)	$9,818	$405,372
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. As of December 31, 2025 and 2024, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.67% and 1.61%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of December 31, 2025 and March 31, 2025, our investment portfolio at fair value represented approximately 95.1% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of December 31, 2025 and March 31, 2025 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of December 31, 2025, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 3.2% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $2,013.2 million as of December 31, 2025, as compared to $1,785.3 million as of March 31, 2025. As of December 31, 2025, we had investments in 132 portfolio companies with an aggregate cost of $2,031.2 million. As of March 31, 2025, we had investments in 121 portfolio companies with an aggregate cost of $1,779.4 million. The following table presents certain additional selected information regarding our debt investments as of December 31, 2025 and March 31, 2025 (dollars in millions):

	December 31, 2025	March 31, 2025
Debt investments, at fair value, bearing a floating rate	$1,739.7	$1,562.3
Percentage of debt bearing a floating rate	95.0%	97.3%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	99.1%
Debt investments, at fair value, bearing a fixed rate	$90.8	$43.6
Percentage of debt bearing a fixed rate	5.0%	2.7%
Weighted average contractual minimum interest rate	1.5%	1.5%

The following tables provide a summary of our investments in portfolio companies as of December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
	(dollars in thousands)
Number of portfolio companies (a)	132	121
Fair value	$2,013,205	$1,785,299
Cost	$2,031,166	$1,779,360
% of portfolio at fair value - debt	90.9%	90.0%
% of portfolio at fair value - equity	9.1%	10.0%
% of investments at fair value secured by first lien	90.0%	88.9%
Weighted average annual effective yield on debt investments (b)	11.3%	11.7%
Weighted average annual effective yield on total investments (c)	11.9%	11.5%
Weighted average EBITDA (d)	$16,065	$18,499
Weighted average leverage through CSWC security (e)	3.6x	3.5x

(a)At December 31, 2025 and March 31, 2025, we had equity ownership in approximately 65.9% and 65.3%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of December 31, 2025 and March 31, 2025, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of December 31, 2025, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 3.2% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.
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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. As of December 31, 2025, 14 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. As of December 31, 2025, 14 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

We continue to observe certain macro-economic risks and uncertainties, including those relating to commodity inflation and elements of geopolitical instability (including the conflicts in Europe and the Middle East and U.S. and China relations). Changes to trade policies, including the imposition of new tariffs, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2025 and March 31, 2025:

	As of December 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$328,413	17.9%
2	1,314,219	71.8
3	158,268	8.7
4	25,797	1.4
5	3,761	0.2
Total	$1,830,458	100.0%

	As of March 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$400,989	25.0%
2	1,035,968	64.5
3	144,929	9.0
4	20,259	1.3
5	3,761	0.2
Total	$1,605,906	100.0%

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

As of December 31, 2025, investments on non-accrual status represented approximately 1.5% of our total investment portfolio's fair value and approximately 3.2% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

Investment Activity

During the nine months ended December 31, 2025, we made debt investments totaling $461.5 million and equity investments totaling $8.5 million. We also received, in connection with the sale of a preferred equity investment, an earnout with a cost basis of $3.5 million, which is included in financial instruments. We received contractual principal repayments totaling approximately $30.9 million and full prepayments of approximately $170.8 million. We funded $54.6 million on revolving loans and received $44.2 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $65.5 million.

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
Total portfolio investment activity for the nine months ended December 31, 2025 and 2024 was as follows (dollars in thousands):

Nine months ended December 31, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Financial Instruments	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	516,077	—	57	8,547	3,457	528,138
Proceeds from sales of investments	(30,362)	—	—	(35,163)	—	(65,525)
Principal repayments received	(245,785)	—	(146)	—	—	(245,931)
Conversion/exchange of security	(3,951)	—	—	3,951	—	—
PIK interest earned	10,129	—	8	—	—	10,137
Accretion of loan discounts	7,294	39	—	—	—	7,333
Realized gain (loss)	(12,826)	—	—	30,481	—	17,655
Unrealized (loss) gain	(14,729)	(1,255)	2	(8,204)	285	(23,901)
Fair value, end of period	$1,812,469	$16,850	$1,139	$179,005	$3,742	$2,013,205

Nine months ended December 31, 2024	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	457,705	—	57	9,131	466,893
Proceeds from sales of investments	(27,308)	—	—	—	(27,308)
Principal repayments received	(197,759)	(3,629)	(75)	—	(201,463)
Distributions-in-kind (1)	4,115	—	—	2,294	6,409
Conversion/exchange of security	(4,730)	(1,062)	(153)	5,945	—
PIK interest earned	8,720	70	14	—	8,804
Accretion of loan discounts	4,713	18	—	—	4,731
Realized gain (loss)	(12,509)	(8,978)	—	—	(21,487)
Unrealized (loss) gain	(27,254)	5,967	43	9,390	(11,854)
Fair value, end of period	$1,515,142	$26,160	$1,222	$158,762	$1,701,286
(1)In connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between CSWC and Main Street Capital Corporation, the Company received distributions-in-kind of investments.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized (loss) gain on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized (loss) gain on investments before income tax” and “Net unrealized (depreciation) appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which, with respect to the full redemption of the January 2026 Notes, the October 2026 Notes and the August 2028 Notes, is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs.

Comparison of three months ended December 31, 2025 and December 31, 2024

	Three Months Ended
	December 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$61,447	$51,973	$9,474	18.2%
Interest expense	18,052	14,717	3,335	22.7%
Other operating expenses	8,764	6,573	2,191	33.3%
Income before taxes	34,631	30,683	3,948	12.9%
Income tax provision (benefit)	(2,354)	367	(2,721)	(741.4)%
Net investment income	36,985	30,316	6,669	22.0%
Net realized gain on investments, net of tax	225	(12,805)	13,030	101.8%
Net unrealized (depreciation) appreciation on investments, net of tax	(2,158)	(847)	(1,311)	154.8%
Realized loss on extinguishment of debt	2,156	387	1,769	100.0%
Realized loss on disposal of fixed assets	—	9	(9)	100.0%
Net increase in net assets from operations	$32,896	$16,268	$16,628	102.2%

Investment Income

Total investment income for the three months ended December 31, 2025 was approximately $61.4 million, a $9.5 million, or 18.2%, increase as compared to the three months ended December 31, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended December 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Interest income	$46,244	$41,248
PIK interest income	4,585	3,246
Amortization of purchase discounts and fees	2,569	1,641
Dividend income	3,748	586
Fee income	3,558	4,204
Other investment income	743	1,048
Total investment income	$61,447	$51,973

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended December 31, 2025 totaled $53.4 million as compared to $46.1 million for the three months ended December 31, 2024. The increase was primarily due to a 22.5% increase in the average monthly cost basis of debt investments held by us from $1,508.0 million to $1,848.0 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 12.1% to 11.3% year-over-year. Dividend income for the three months ended December 31, 2025 increased $3.2 million as compared to the three months ended December 31, 2024 due to an increase in distributions received from portfolio companies. Fee income for the three months ended December 31, 2025 decreased $0.6 million as compared to the three months ended December 31, 2024 primarily due to a decrease in arranger fees and prepayment fees received in the current period. Other income for the three months ended December 31, 2025 decreased $0.3 million as compared to the three months ended December 31, 2024 primarily due to a decrease in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended December 31, 2025, our total interest expense was $18.0 million, an increase of $3.3 million, as compared to the total interest expense of $14.7 million for the three months ended December 31, 2024. The increase was primarily attributable to an increase of $196.2 million in average borrowings outstanding and an increase in the weighted average interest rate on our total debt outstanding from 5.49% to 5.65% for the three months ended December 31, 2024 and December 31, 2025, respectively. This increase in the weighted average interest rate on our total debt was primarily due to the issuance of the September 2030 Notes, partially offset by the decrease in the weighted average interest rate on our Credit Facilities and the redemption of the October 2026 Notes.

Salaries, General and Administrative Expenses

For the three months ended December 31, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $1.9 million, or 49.1%, as compared to the total employee compensation expense for the three months ended December 31, 2024. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan, partially offset by a decrease in share-based compensation due to a lower fair value on current year restricted stock award grants. For the three months ended December 31, 2025, our total general and administrative expense increased by $0.3 million, or 9.9%, as compared to the total general and administrative expense for the three months ended December 31, 2024. The increase was primarily due to an increase in legal fees, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended December 31, 2025, income before taxes increased by $3.9 million, or 12.9%. Net investment income increased from the prior year period by $6.7 million, or 22.0%, to $37.0 million as a result of a $9.5 million increase in total investment income and a $2.7 million decrease in income tax provision, partially offset by a $3.3 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $0.2 million for the three months ended December 31, 2025 (amounts in thousands):

	Three Months Ended December 31, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1	$—	$—	$1
Equity	(168)	—	392	224
Total net realized (loss) gain	$(167)	$—	$392	$225
(1)Included in "Other" is a $0.4 million income tax benefit related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $12.8 million for the three months ended December 31, 2024 (amounts in thousands):

	Three Months Ended December 31, 2024
	Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(68)	$(12,737)	$—	$(12,805)
Equity	—	—	—	—
Total net realized (loss) gain	$(68)	$12,737	$—	$(12,805)

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $2.2 million for the three months ended December 31, 2025 (amounts in thousands):

	Three Months Ended December 31, 2025
	Debt	Equity	Financial Instruments	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$(573)	$282	$—	$(291)
Net unrealized (depreciation) appreciation relating to portfolio investments	(8,202)	6,335[1]	—	(1,867)
Total net unrealized (depreciation) appreciation on investments	$(8,775)	$6,617	$—	$(2,158)
1Includes a deferred tax provision of $2.8 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $0.8 million for the three months ended December 31, 2024 (amounts in thousands):

	Three Months Ended December 31, 2024
	Debt	Equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$5,797	$—	$5,797
Net unrealized (depreciation) appreciation relating to portfolio investments	(19,018)	12,374[1]	(6,644)
Total net unrealized appreciation (depreciation) on investments	$(13,221)	$12,374	$(847)
1 Includes a deferred tax provision of $3.0 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the three months ended December 31, 2025, we recognized a loss on extinguishment of debt of $2.2 million due to the full redemption of the October 2026 Notes and the August 2028 Notes. During the three months ended December 31, 2024, the Company recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes.

Comparison of nine months ended December 31, 2025 and December 31, 2024

	Nine Months Ended
	December 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$174,339	$152,033	$22,306	14.7%
Interest expense	49,336	39,751	9,585	24.1%
Other operating expenses	23,638	20,299	3,339	16.4%
Income before taxes	101,365	91,983	9,382	10.2%
Income tax provision	506	1,643	(1,137)	(69.2)%
Net investment income	100,859	90,340	10,519	11.6%
Net realized gain (loss) on investments, net of tax	11,003	(22,383)	33,386	(149.2)%
Net unrealized depreciation on investments, net of tax	(24,188)	(14,574)	(9,614)	66.0%
Realized loss on extinguishment of debt	2,156	387	1,769	457.1%
Realized loss on disposal of fixed assets	2	9	(7)	100.0%
Net increase in net assets from operations	$85,516	$52,987	$32,529	61.4%

Investment Income

Total investment income for the nine months ended December 31, 2025 was approximately $174.3 million, a $22.3 million, or 14.7%, increase as compared to the nine months ended December 31, 2024. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the nine months ended December 31, 2025 and 2024 (amounts in thousands):

	Nine Months Ended December 31,
	2025	2024
Interest income	$136,852	$124,842
PIK interest income	10,639	8,695
Amortization of purchase discounts and fees	7,333	4,732
Dividend income	10,167	3,576
Fee income	7,700	8,107
Other investment income	1,648	2,081
Total investment income	$174,339	$152,033

Interest income, PIK interest income, and amortization of purchase discounts and fees on an aggregate basis for the nine months ended December 31, 2025 totaled $154.8 million as compared to $138.3 million for the nine months ended December 31, 2024. The increase was primarily due to a 22.2% increase in the average monthly cost basis of debt investments held by us from $1,435.1 million to $1,753.0 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 12.1% to 11.3% year-over-year. Dividend income for the nine months ended December 31, 2025 increased $6.6 million as compared to the nine months ended December 31, 2024 due to an increase in distributions received from portfolio companies. Fee income for the nine months ended December 31, 2025 decreased $0.4 million as compared to the nine months ended December 31, 2024 primarily due to a decrease in prepayment fees and arranger fees, partially offset by an increase in administrative fees. Other income for the nine months ended December 31, 2025 decreased $0.5 million as compared to the three months ended December 31, 2024 primarily due to a decrease in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the nine months ended December 31, 2025, our total interest expense was $49.3 million, an increase of $9.6 million, as compared to the total interest expense of $39.7 million for the nine months ended December 31, 2024. The increase was primarily attributable to an increase of $210.2 million in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate on our total debt from 5.54% to 5.51% for the nine months ended December 31, 2024 and December 31, 2025, respectively. The decrease in the weighted average interest rate was primarily due to a decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the nine months ended December 31, 2025, our total employee compensation expense (including both cash and share-based compensation) increased by $2.7 million as compared to the total employee compensation expense for the nine months ended December 31, 2024. The increase was primarily due to an increase in accrued bonus compensation based on the Company's projected performance compared to its plan, partially offset by a decrease in share-based compensation due to a lower fair value on current year restricted stock award grants. For the nine months ended December 31, 2025, our total general and administrative expense, including professional fees, was $8.8 million, an increase of $0.7 million, or 7.7%, as compared to $8.1 million for the nine months ended December 31, 2024. The increase was primarily attributable to a variety of factors including an increase in legal fees, as well as an increase in building expenses associated with our additional office space, in addition to individually immaterial increases across several general operating expenses.

Net Investment Income

For the nine months ended December 31, 2025, income before taxes increased by $9.4 million, or 10.2%. Net investment income increased from the prior year period by $10.5 million, or 11.6%, to $100.9 million as a result of a $22.3 million increase in total investment income and a $1.1 million decrease in income tax provision, partially offset by a $9.6 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $11.0 million for the nine months ended December 31, 2025 (amounts in thousands):

	Nine months ended December 31, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,793)	$(5,130)	$—	$(12,923)
Equity	30,533	—	(6,607)	23,926
Total net realized gain (loss)	$22,740	$(5,130)	$(6,607)	$11,003
(1)Included in "Other" is a $6.6 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $22.4 million for the nine months ended December 31, 2024 (amounts in thousands):

	Nine months ended December 31, 2024
	Exits	Restructuring	Other	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$1,686	$(23,748)	$(57)	$(22,119)
Equity	—	—	(264)	(264)
Total net realized (loss) gain	$1,686	$(23,748)	$(321)	$(22,383)

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $24.2 million for the nine months ended December 31, 2025 (amounts in thousands):

	Nine months ended December 31, 2025
	Debt	Equity	Financial Instruments	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$9,110	$(34,686)	$—	$(25,576)
Net unrealized (depreciation) appreciation relating to portfolio investments	(25,093)	26,196[1]	285	1,388
Total net unrealized (depreciation) appreciation on investments	$(15,983)	$(8,490)	$285	$(24,188)
1Includes a deferred tax provision of $0.3 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $14.6 million for the nine months ended December 31, 2024 (amounts in thousands):

	Nine months ended December 31, 2024
	Debt	Equity	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$16,372	$—	$16,372
Net unrealized (depreciation) appreciation relating to portfolio investments	(37,616)	6,670[1]	(30,946)
Total net unrealized appreciation (depreciation) on investments	$(21,244)	$6,670	$(14,574)
1 Includes a deferred tax provision of $2.7 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the nine months ended December 31, 2025, we recognized a loss on extinguishment of debt of $2.2 million due to the full redemption of the October 2026 Notes and the August 2028 Notes. During the three months ended December 31, 2024, the Company recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of December 31, 2025, the Company’s asset coverage was 211%.

Cash Flows

For the nine months ended December 31, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $0.7 million. During the foregoing period, our operating activities used $134.4 million in cash, consisting primarily of new portfolio investments made by the Company of $524.7 million, partially offset by $273.6 million from sales and repayments received from debt investments in portfolio companies and $31.5 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $133.9 million, consisting primarily of net proceeds from the issuance of the September 2030 Notes of $344.2 million, net proceeds from the Equity ATM Program of $132.7 million and net proceeds from the issuance of SBA Debentures of $19.5 million, partially offset by the full redemption of $150.0 million in aggregate principal amount of the October 2026 Notes, cash dividends paid in the amount of $108.7 million, the full redemption of $71.9 million in aggregate principal amount of the August 2028 Notes, and net repayments on our Credit Facilities of $29.0 million. At December 31, 2025, the Company had cash and cash equivalents of approximately $42.6 million and restricted cash of approximately $1.7 million.

For the nine months ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $3.7 million. During that period, our operating activities used $158.5 million in cash, consisting primarily of new portfolio investments made by the Company of $466.9 million, partially offset by $226.9 million from sales and repayments received from debt investments in portfolio companies. In addition, our financing activities provided cash of $163.5 million, consisting primarily of net proceeds from the issuance of the 2029 Convertible Notes of $223.1 million, net proceeds from the Equity ATM Program of $111.0 million, net borrowings on our Credit Facilities of $43.0 million and net proceeds from the issuance of SBA Debentures of $21.5 million, partially offset by the full redemption of $140.0 million in aggregate principal amount of the January 2026 Notes and cash dividends paid in the amount of $91.6 million. At December 31, 2024, the Company had cash and cash equivalents of approximately $36.0 million.

Capital Resources

As of December 31, 2025, we had $42.6 million in unrestricted cash and cash equivalents and $395.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of December 31, 2025, we had $210.0 million borrowings outstanding and $299.2 million of undrawn commitments under the Corporate Credit Facility, and $104.0 million outstanding and $96.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. On October 13, 2025, the Company redeemed $150.0 million in aggregate principal amount of the issued and outstanding October 2026 Notes in full. The October 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.8 million during the quarter ended December 31, 2025.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). On October 13, 2025, the Company redeemed $71.9 million in aggregate principal amount of the issued and outstanding August 2028 Notes in full. The August 2028 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.4 million during the quarter ended December 31, 2025.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both December 31, 2025 and March 31, 2025 was $230.0 million.

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% notes due 2030 ("the September 2030 Notes"). The outstanding aggregate principal amount of the September 2030 Notes as of December 31, 2025 was $350.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, and the September 2030 Notes, including material terms governing the unsecured notes, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I and SBIC II to each borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of December 31, 2025, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of December 31, 2025, SBIC II had a total leverage commitment from the SBA in the amount of $40.0 million, of which $20.0 million was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Number of shares sold	2,490,000	2,364,147	6,291,892	4,702,227
Gross proceeds received (in thousands)	$52,553	$53,620	$134,582	$112,540
Net proceeds received (in thousands) (1)	$51,765	$52,915	$132,661	$110,951
Weighted average price per share	$21.11	$22.68	$21.39	$23.93

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both December 31, 2025 and December 31, 2024, no amounts remained receivable.

Cumulative to December 31, 2025, the Company has sold 39,333,069 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.47, raising $844.6 million of gross proceeds. Net proceeds were $831.7 million after commissions to the sales agents on shares sold. As of December 31, 2025, the Company had $155.4 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and nine months ended December 31, 2025 and 2024, the Company did not repurchase any shares under the share repurchase program.

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

At December 31, 2025 and March 31, 2025, we had a total of approximately $284.6 million and $197.4 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of December 31, 2025, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2026, $0.3 million expire in March 2026, and $0.2 million expire in April 2026. As of December 31, 2025, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of December 31, 2025. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$8,136	$711	$1,476	$1,551	$4,398
Corporate Credit Facility	210,000	—	210,000	—	—
Interest due on Corporate Credit Facility (1)	35,187	13,605	21,582	—	—
SPV Credit Facility	104,000	—	—	104,000	—
Interest due on SPV Credit Facility (2)	22,135	6,882	13,783	1,470	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	47,150	11,788	23,575	11,787	—
September 2030 Notes	350,000	—	—	350,000	—
Interest due on September 2030 Notes	104,125	20,825	41,650	41,650	—
SBA Debentures	195,000	—	—	—	195,000
Interest due on SBA Debentures (3)	59,778	7,728	15,476	15,455	21,119
	$1,365,511	$61,539	$327,542	$755,913	$220,517

(1)Amounts include interest payments calculated at an average rate of 6.39% of outstanding borrowings under the Corporate Credit Facility, which were $210.0 million as of December 31, 2025.
(2)Amounts include interest payments calculated at an average rate of 6.53% of outstanding borrowings under the SPV Credit Facility, which were $104.0 million as of December 31, 2025.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On January 22, 2026, the Company formed a joint venture with another private credit asset manager. The joint venture will be an off-balance sheet private fund that will invest primarily in first out senior secured debt opportunities in the lower middle market. The joint venture will be owned equally by the Company and its joint venture partner, with each holding a 50% equity interest. All investment and operational decisions for the fund will be made by the joint venture’s board of managers, which will consist of equal representation from both joint venture partners.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we currently borrow, and plan to borrow in the future, to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rate indices, including SOFR and Prime rates, to the extent our debt investments include floating interest rates. Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures are fixed for the life of such debt.

The Federal Reserve decreased interest rates by 0.25% in each of September, October and December of 2025, lowering their benchmark lending rate to a range between 3.50% and 3.75%. In considering the extent and timing of any additional future adjustments, the Federal Reserve has indicated it will carefully assess incoming data, the evolving outlook and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2025, we were not a party to any hedging arrangements.

As of December 31, 2025, approximately 95.0% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments or borrowings as of December 31, 2025.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(75 bps)	$(11,072)	$(0.19)
(50 bps)	(7,382)	(0.12)
(25 bps)	(3,691)	(0.06)
25 bps	3,691	0.06
50 bps	7,382	0.12
75 bps	11,072	0.19

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of December 31, 2025.

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended December 31, 2025, the Company did not repurchase any shares under the share repurchase program.
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

4.6	Form of 5.125% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on November 8, 2024.
4.7
Seventh Supplemental Indenture, dated as of September 18, 2025, relating to the 5.950% Notes due 2030, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 18, 2025).

4.8	Form of Global Note with respect to the 5.950% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 18, 2025).
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

CAPITAL SOUTHWEST CORPORATION

February 2, 2026	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
President and Chief Executive Officer

February 2, 2026	By:	/s/ Chris T. Rehberger
Date		Chris T. Rehberger
Chief Financial Officer, Treasurer and Secretary