Form 10-K
period 2026-03-31
CAPITAL SOUTHWEST CORP
filed 2026-05-19
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2025 was $1,208,032,692 based on the last sale price of such stock as quoted by The Nasdaq Global Select Market on such date.

The number of shares of common stock, $0.25 par value per share, outstanding as of May 15, 2026 was 62,140,726.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest, including the conflict between Ukraine and Russia and turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Since September 30, 2015, we have pursued a credit-focused investment strategy. We specialize in providing customized financing to lower middle market ("LMM") companies in a broad range of industry segments located primarily in the United States. We invest primarily in first lien debt securities and also invest in preferred stock and common stock alongside our debt investments or through warrants. Our common stock trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, effective April 25, 2019, we are allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. Additionally, the Board of Directors approved a resolution that limits the Company's issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, at any time after the effective date.

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and generally distribute annually at least 90% of our "investment company taxable income" (i.e., net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will be subject to U.S. federal income tax on any income that we do not timely distribute to our shareholders. Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements.

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), Capital Southwest SBIC I, LP (“SBIC I”) and Capital Southwest SBIC II, LP (“SBIC II” and together with SBIC I, the "SBIC Subsidiaries") are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in entities that are classified as partnerships for U.S. federal income tax purposes while complying with the source-of-income requirements applicable to RICs. The Taxable Subsidiary is classified as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax imposed at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

SBIC I and SBIC II each received a license from the U.S. Small Business Administration (the “SBA”) to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, on April 20, 2021 and April 17, 2025, respectively. The SBIC Subsidiaries have an investment strategy substantially similar to the Company and make similar types of investments in accordance with SBA regulations. The SBIC Subsidiaries and their general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC Subsidiaries are included in the consolidated financial statements. See “Regulation as a Small Business Investment Company” below for more information about the regulations applicable to the SBIC Subsidiaries.

On January 22, 2026, the Company and Trinity Capital Inc. ("Trinity") formed CapTrin Partners LLC ("CapTrin"), a joint venture established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. CapTrin is owned equally by the Company and Trinity, with each holding a 50% equity interest and making a $50 million capital commitment, of which $21.0 million has been funded by each of the Company and Trinity as of the date hereof. All investment and operational decisions for CapTrin are made by CapTrin's board of managers, which consists of equal representation from both joint venture partners. CapTrin has also entered into a special purpose vehicle financing credit facility to provide additional liquidity to support its investment and operational activities.

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

Our Investment Strategy

We intend to achieve our investment objective of producing attractive risk-adjusted returns by generating current income from our debt investments and realizing capital appreciation from our equity and equity-related investments. We have adopted the following investment strategies to achieve our investment objective:

•Leveraging the Experience of Our Management Team.  Our senior management team has extensive experience investing in and lending to LMM companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at BDCs in the capacity of senior officers. We believe this extensive experience provides us with an in-depth understanding of the strategic, financial and operational challenges and opportunities of the LMM companies in which we invest. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

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

•Focusing on Underserved Markets.  The LMM has traditionally been underserved. We believe that operating margin and growth pressures, as well as regulatory concerns, have caused many financial institutions to de-emphasize services to LMM companies in favor of larger corporate clients and more liquid capital market transactions. We also invest in securities that would be rated below investment grade if they were rated. We believe these dynamics have resulted in the financing market for LMM companies being underserved, providing us with greater investment opportunities.

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

•Providing Customized Financing Solutions.  We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. We primarily invest in senior debt securities coupled with equity interests. We believe our ability to customize financing structures makes us an attractive partner to LMM companies.
•Benefitting from Lower, Fixed, Long-Term Cost of Capital. The SBIC licenses held by the SBIC Subsidiaries allow them to issue SBA-guaranteed debentures. SBA-guaranteed debentures carry long-term fixed interest rates that are generally lower than interest rates on comparable bank loans and other debt. Because lower-cost SBA leverage is, and will continue to be, a part of our capital base through the SBIC Subsidiaries, our relative cost of debt capital should be lower than many of our competitors. In addition, the SBIC leverage that we receive through the SBIC Subsidiaries represents a stable, long-term component of our capital structure with proper matching of duration and cost compared to our LMM portfolio company investments. We also maintain investment grade ratings from both Moody's Ratings Services and Fitch Ratings, which provide us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issue.

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

We have an investment committee that is responsible for all aspects of our investment process relating to investments made by us. The members of the investment committee are Michael Sarner, President and Chief Executive Officer; Josh Weinstein, Chief Investment Officer; Will Riley, Principal; and a rotating member, which will be Ryan Kelly, Managing Director, from January 1 through June 30 of each year, and Grant Eason, Managing Director, from July 1 through December 31 of each year. Ramona Rogers-Windsor, a member of the Board of Directors, is a non-voting observer of the investment committee. The investment committee approves proposed investments by majority consent in accordance with investment guidelines and procedures established in our investment policies and processes.

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

•Screening:  Once it is determined that a potential investment has met our investment criteria, we will screen the investment by performing preliminary due diligence, which could include discussions with the private equity firm, management team, etc.  Upon successful screening of the proposed investment, the investment team makes a recommendation to move forward and prepares an initial screening memo for our investment committee.  We then issue a non-binding term sheet.

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

•Post-Investment:  We continuously monitor the status and progress of our portfolio companies, as well as our investment thesis developed at the time of investment. We offer managerial assistance to our portfolio companies and provide them access to our investment experience, direct industry expertise and contacts. The same investment team leader that was involved in the investment process will continue to be involved in the portfolio company post-investment. This approach provides continuity of knowledge and allows the investment team to maintain a strong business relationship with the financial sponsor, business owner and key management of our portfolio companies. From time to time, we identify investments that require closer monitoring due to underperformance. At this point, the investment is transferred to our portfolio operations team dedicated to managing underperforming investments. The portfolio operations team will develop a strategy for these assets and our investment committee monitors the progress against the strategy. As part of the monitoring process, members of our investment team or portfolio operations team will analyze monthly, quarterly and annual financial statements against previous periods, review financial projections, meet with the financial sponsor and management (when necessary), attend board meetings (when appropriate) and review all compliance certificates and covenants. Our investment team generally meets once each quarter with senior management to review the performance of our portfolio companies.

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

As of March 31, 2026, the weighted average rating of the investments in our portfolio at fair value was 1.95. For more information on our portfolio investment ratings, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio Composition.

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

Determinations in Connection with our Offerings

The 1940 Act prohibits us from selling shares of our common stock at a price below then current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share, provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2026 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders.

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

Moreover, to the extent that there is even a remote possibility that we may issue shares of our common stock at a price below the then-current NAV of our common stock at the time at which the sale is made, our Valuation Committee will elect either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV.
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

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  In addition, because of this competition, we may be unable to take advantage of attractive investment opportunities and may be unable to identify and make investments that satisfy our investment objective or meet our investment goals.

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

We have designed a compensation structure, including an array of benefit plans and programs, that we believe is attractive to our current and prospective employees. For certain employees, our compensation strategy also includes an equity incentive plan, which we have structured to further align the interests of our employees with our shareholders, and to cultivate a strong sense of ownership and commitment to the Company. Through our performance review processes, our employees are evaluated at least annually by supervisors and our senior management team to ensure employees continue to develop and advance as expected. We provide a workplace designed to enable our employees to balance work, family and family-related situations. Our employees have access to a parental leave program for birth, adoption placement or foster child placement. We are committed to creating and maintaining an atmosphere where all employees feel welcomed, valued, respected and heard so that they feel motivated and encouraged to contribute fully to their careers, the Company and our communities.

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. We seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination or harassment of any kind, including, but not limited to, sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We seek feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters. Under our Whistleblower Policy, each current or former employee of the Company has the ability to confidentially report via a dedicated, confidential reporting hotline questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices or other illegal or unethical behavior. We seek to protect the confidentiality of those making reports of possible misconduct and our Whistleblower Policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy. Our Code of Business Conduct establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Our Whistleblower Policy and Code of Business Conduct can be found on our website at www.capitalsouthwest.com/investor-relations/corporate-governance.

As of March 31, 2026, we had thirty-six employees. These employees include our corporate officers and investment and portfolio management professionals, supported by finance, accounting, compliance, IT, human resources and administrative professionals. All of our employees are located in our principal executive offices in Dallas, Texas.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Liquidity and Capital Resources” as well as Note 5 - Borrowings in the Notes to our Consolidated Financial Statements for the year ended March 31, 2026 for information regarding the Corporate Credit Facility, the SPV Credit Facility and the issuance of the 5.125% convertible notes due 2029 (the "2029 Convertible Notes") and the 5.950% Notes due 2030 (the "September 2030 Notes").

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
As a RIC, so long as we meet certain minimum distribution, source-of-income, and asset diversification requirements, we will not be subject to U.S. federal income tax on our taxable income and gains that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We generally are subject to U.S. federal income tax, and possibly a 4% U.S. federal excise tax, on the portion of our taxable income and gains that we do not timely distribute (or are not deemed to distribute). Our U.S. federal income tax liability may be reduced to the extent that we make certain distributions during the following calendar year and satisfy other procedural requirements. We intend to distribute to our shareholders substantially all of our income. We may, however, make deemed distributions to our shareholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We satisfied the minimum distribution requirements for tax years 2024 and 2023 and intend to satisfy the minimum distribution requirements for tax year 2025. We continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, the Taxable Subsidiary, SPV, SBIC I and SBIC II hold a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary, SPV, SBIC I and SBIC II are consolidated for financial reporting purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies held by the Taxable Subsidiary, SPV, SBIC I, and SBIC II, if any. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in entities that are classified as partnerships for U.S. federal income tax purposes while complying with the source-of-income requirements applicable to RICs. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a portfolio investment that is a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes generally would flow through directly to us. To the extent that such income did not consist of certain specified types of income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of U.S. federal income taxes. In the case where interests in portfolio investments that are organized as partnerships or entities or arrangements treated as partnerships for U.S. federal income tax purposes are owned by the Taxable Subsidiary, the income from those interests is subject to tax at the Taxable Subsidiary and such income does not flow through to us, thereby helping us preserve our RIC status and the resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate U.S. federal income tax expense as a result of its ownership of the portfolio companies. This U.S. federal income tax expense, if any, is reflected in our Consolidated Statements of Operations.

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

As of March 31, 2026, we had $245.0 million, $100.0 million, $230.0 million and $350.0 million in total aggregate principal amount of debt outstanding under the Corporate Credit Facility, the SPV Credit Facility, the 2029 Convertible Notes and the September 2030 Notes, respectively. As of March 31, 2026, our asset coverage for borrowed amounts was 209%.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock at a price below the then current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Valuation Committee, closely approximates the market value of such securities (less any distributing commission or discount). We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2026 annual meeting of shareholders. See "Risk Factors - Risks Related to Our Business and Structure - Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital."

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

Code of Ethics and Code of Conduct

We adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.  Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as those investments are made in accordance with the code’s requirements. We have also adopted a code of conduct that applies to our President and Chief Executive Officer, our Chief Financial Officer (or persons performing similar functions), our Board of Directors, and all other employees. This code sets forth policies that these executives and employees must follow when performing their duties. The code of ethics and code of conduct are available on the Company website at www.capitalsouthwest.com/investor-relations/corporate-governance.

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

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, certain former citizens or long-term residents of the United States, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid U.S. federal income tax, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, and persons who acquire an interest in the Company in connection with the performance of services. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of investment, which may differ substantially from those described herein. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to differing interpretations or change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of our discussion, a “U.S. shareholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•A citizen or individual resident of the United States;
•A corporation, or other entity treated as a corporation, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have the authority to control all substantial decisions of the trust, or (2) it has a valid election in place to be treated as a U.S. person.

For purposes of our discussion, a “non-U.S. shareholder” means a beneficial owner of shares of our common stock that is neither a U.S. shareholder nor a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes).

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds shares of our common stock, the U.S. federal income tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective shareholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her, or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Taxation as a Regulated Investment Company

Election to be Taxed as a RIC

We have elected, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any income or gains that we timely distribute (or are deemed to distribute) to our shareholders from our tax earnings and profits. We will be subject to U.S. federal income tax imposed at corporate rates on any income or gains not timely distributed (or deemed distributed) to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to qualify as a RIC, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the "Annual Distribution Requirement"). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year. In such case, we generally will be subject to U.S. federal income tax imposed at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. The following discussion assumes that we qualify as a RIC

Taxation as a RIC

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

We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the calendar year ended December 31 and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the "Excise Tax Distribution Requirement"). While we intend to distribute income and capital gains in the manner necessary to satisfy the Excise Tax Distribution Requirement, we may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely, and there can be no assurance that we will be successful in entirely avoiding this tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Under the Code, we may treat certain of our distributions that are paid after the end of the current year as paid in the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or

December of the current year and is payable to shareholders of record on a specified date in one of those months, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the year in which the dividend was declared. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

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

We have established the Taxable Subsidiary to hold assets from which we do not anticipate earning dividends, interest or other income under the 90% Income Test. We may establish additional subsidiaries for the same purpose in the future. Any investments held through the Taxable Subsidiary generally are subject to U.S. federal income and other taxes imposed at corporate rates, and therefore we can expect to achieve a reduced after-tax yield on such investments.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, and before we receive any corresponding cash payments, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have an income tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

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

As a RIC, we are generally limited in our ability to deduct expenses in excess of our “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not allowed to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) disallow, suspend, or otherwise limit the allowance of certain losses or deductions, (2) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (3) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (4) cause us to recognize income or gain without a corresponding receipt of cash, (5) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (6) adversely alter the characterization of certain complex financial transactions and (7) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions and prevent our disqualification as a RIC.

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

Failure to Obtain RIC Tax Treatment

If we were unable to qualify as a RIC, and certain relief provisions are unable to be satisfied, we would be subject to U.S. federal income tax on all of our taxable income imposed at corporate rates regardless of whether we make any distributions to our shareholders. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gains, would generally be taxable to our shareholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, corporate distributees may be eligible for the dividends-received deduction, and non-corporate shareholders may be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute to our shareholders all of our previously undistributed earnings and profits attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. In addition, if we fail to meet the RIC requirements for a period greater than two taxable years and then seek to re-qualify as a RIC, we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gain with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our common stock may be modified by legislative, judicial or administrative action at any time, and that any such action may negatively affect investments and commitments previously made. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares. See "Risk Factors – Legislative or other actions relating to taxes could have a negative effect on us."

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
•pursuant to Section 404(b) of Sarbanes-Oxley, as a large accelerated filer, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were any changes in our internal control over financial reporting identified in connection with management's assessment that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.     Risk Factors

Investing in our securities involves a number of significant risks.  In addition to other information contained in this Annual Report on Form 10-K, investors should consider the following information before making an investment in our securities.  The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may impair our operations and performance.  If any of the following risks, or risks not presently known to us, actually occur, the trading price of our securities could decline, and you may lose all or part of your investment.

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
•In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants, that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility and/or the SPV Credit Facility, and thereby materially and adversely affect our liquidity, financial condition, results of operations and ability to pay distributions.
•Because we borrow money to make investments, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.
•We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify as a RIC under subchapter M of the Code.
•Our portfolio investments generally are not publicly traded. As a result, the fair value of these investments may not be readily determinable and will be recorded at fair value as determined in good faith by the Valuation Committee, subject to the oversight of our Board of Directors. As a result, there may be uncertainty as to the value of our portfolio investments.
•We are currently operating in a period of economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.
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

In addition to regulatory limitations on our ability to raise capital, our current debt obligations contain various covenants that, if not complied with, could accelerate our repayment obligations under the Corporate Credit Facility and/or the SPV Credit Facility, and thereby materially and adversely affect our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2026, the Corporate Credit Facility provides us with a revolving credit line of up to $510.0 million of which $245.0 million was drawn. As of March 31, 2026, the SPV Credit Facility provides us with total commitments of $200.0 million of which $100.0 million was drawn.

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

As of March 31, 2026, we had $245.0 million borrowings outstanding out of $510 million of total commitments under our Corporate Credit Facility. Borrowings under the Corporate Credit Facility bear interest, on a per annum basis, equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization, on the unused lender commitments under the Corporate Credit Facility. The Corporate Credit Facility is secured by all of the Company's assets, except for assets held by the SBIC Subsidiaries and SPV. If we are unable to meet our financial obligations under the Corporate Credit Facility, the lenders under the Corporate Credit Facility may exercise their remedies under the Corporate Credit Facility as the result of a default by us.

As of March 31, 2026, we had $100.0 million borrowings outstanding out of the $200 million of total commitments under our SPV Credit Facility. Borrowings under the SPV Credit Facility bear interest, on a per annum basis, equal to three-month Term SOFR plus an applicable margin of 2.50% during the revolving period ending on March 20, 2027 and, thereafter, three-month Term SOFR plus an applicable margin of 2.85%.We pay unused commitment fees of 0.35% per annum on the unused commitments, and we previously paid 0.10% per annum on the unused commitments for a period through April 20, 2024. The SPV Credit Facility is secured by all of SPV's assets. If we are unable to meet our financial obligations under the SPV Credit Facility, the lenders under the SPV Credit Facility may exercise their remedies under the SPV Credit Facility as the result of a default by us.

As of March 31, 2026, the carrying amount of the 2029 Convertible Notes was $224.6 million. The 2029 Convertible Notes mature on November 15, 2029, unless earlier converted, redeemed or repurchased. The 2029 Convertible Notes bear interest at a rate of 5.125% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 2029 Convertible Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's or its subsidiaries' existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures.

As of March 31, 2026, the carrying amount of the September 2030 Notes was $344.0 million. The September 2030 Notes mature on September 18, 2030 and may be redeemed in whole or in part at any time prior to August 18, 2030, at par plus a "make-whole" premium, and thereafter at par. The September 2030 Notes bear interest at a rate of 5.950% per year, payable semi-annually on March 18 and September 18 of each year. The September 2030 Notes are the direct unsecured obligations of the Company, rank pari passu with the Company's other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company's or its subsidiaries' existing and future secured indebtedness, including borrowings under the Corporate Credit Facility, the SPV Credit Facility and the SBA Debentures.

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
Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common shareholder(2)	(28.51)%	(17.74)%	(6.98)%	3.79%	14.56%

(1)Assumes $2,177.5 million in total assets, $1,148.0 million in debt principal outstanding, $1,011.0 million in net assets and a weighted-average interest rate of 6.00% on our indebtedness based on our financial data available on March 31, 2026. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our March 31, 2026 total assets of at least 3.24%.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

As of March 31, 2026, 91.9% of our total assets consisted of qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, or we could be required to dispose of investments at inopportune or inappropriate times to comply with the 1940 Act (which could result in the dilution of our position). If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify as a RIC under subchapter M of the Code.

We have elected, and intend to qualify annually as a RIC under subchapter M of the Code. No assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements:

•The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income and gain unless we distribute (or are deemed to distribute) each calendar year at least the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the calendar year ended December 31, and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to satisfy these distribution requirements and receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, or choose or are required to retain a portion of our taxable income or gains, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us.

•The source-of-income requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived from the business of investing in stocks or securities.

•The asset diversification requirement will be satisfied if we diversify our holdings so that at the end of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.”

Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we will become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders, and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

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

We are currently operating in a period of economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability.  Such disruptions could materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, U.S. and foreign trade, economic and other policies, including with respect to tariffs and trade barriers, geopolitical tensions, including the ongoing conflict between Russia and Ukraine, the ongoing turmoil and political unrest in the Middle East and South America, and immigration and work permit policies, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies' business would be materially and adversely affected by a prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, which could result in illiquidity in parts of the capital markets.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. Significant disruption or volatility in the capital markets also may affect the pace of our investment activity and the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. These events have limited and could continue to limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. Additionally, we may have to access, if available, alternative markets for debt and equity capital. A severe disruption in the global financial markets, deterioration in credit and financing conditions, elevated interest rates, uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Even if capital markets remain stable or improve, conditions could deteriorate again in the future. Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of LMM companies. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

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

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies' operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates remain high in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

While the current U.S. presidential administration has signaled a reduced emphasis on regulation with respect to the financial services industry, the ultimate impact of any deregulatory efforts remains uncertain. Any new or changed laws or regulations, including executive orders, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and we expect to see continued regulatory uncertainty in the near term. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. The current global economic and political conditions and the uncertainty on applicable laws or regulations that impact us and our portfolio companies could have a significant adverse effect on our and our portfolio companies' business.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners have imposed, and others in the future may impose, retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court invalidated the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the imposition of new tariffs. The U.S. Court of International Trade has ordered Customs and Border Protection ("CBP") to refund all previously paid IEEPA tariffs, and CBP has begun implementing a system, the Consolidated Administration and Processing of Entries ("CAPE"), to do so through a phased process. There may be uncertainty regarding whether CAPE will ultimately be able to process all such refunds, or whether some entries will be excluded.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce or re-route global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreements, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies.

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

Climate change and related transition and physical risks could adversely affect our operations and those of our portfolio companies and increase costs (including insurance costs).

Climate change creates physical and financial risk and our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions (including wildfires, droughts, hurricanes and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies. These events and the disruptions they cause, alone or together, could also lead to increased costs of insurance for us and/or our portfolio companies.

Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments and, in turn, impact the valuation of such portfolio companies.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could increase our costs and adversely affect our business. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our prospective portfolio companies conduct our businesses and adversely affect our profitability.

Downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition, and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States' budget deficit have led ratings agencies to lower, or threaten to lower, the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023, and by Moody’s from AAA to Aa1 in May 2025. There is no guarantee that there will not be further downgrades or downgrades by other ratings agencies in the future. The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time resulting in, among other things, inadequate funding for and/or the shutdown of certain government agencies, including the SEC and the SBA, on which the operation of our business may rely. Inadequate funding for and/or the shutdown of these or other government agencies prevents them from performing their normal business functions, which could impact, among other things: (i) our ability to access the public markets and obtain necessary capital in order to, among other things, properly capitalize, continue or expand operations, or liquidate such investments; (ii) the ability for the SBIC Subsidiaries to originate loans; and (iii) the ability of other governmental agencies to timely review and process regulatory submissions of our portfolio companies, as applicable. Continued adverse political and economic conditions, including a prolonged U.S. federal government shutdown, could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on bank relationships and any strain on the banking system may adversely impact us.

The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that have been, or may be, negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or credit facilities. If our portfolio companies are unable to access working capital, make payroll, meet operating expenses, or service their obligations to us or other lenders as a result of banking disruptions, such events could result in defaults, reduced valuations, or credit losses that adversely affect our business. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We and our portfolio companies are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our business and the operations of our portfolio companies, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Any change in the laws or regulations, the interpretations of such laws and regulations, or newly enacted laws or regulations could require changes to certain business practices used by us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and/or be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

We operate in a highly competitive market for investment opportunities.

We compete for attractive investment opportunities with other financial institutions, including BDCs, junior capital lenders, and banks.  Some of these competitors are substantially larger and have greater financial, technical and marketing resources, and some are subject to different, and frequently less stringent, regulations.  Our competitors may have a lower cost of funds and may have access to funding sources that are not available to us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and the Code imposes on us as a RIC.  As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.  A significant increase in the number and/or size of our competitors in our target market could force us to accept less attractive investment terms, which may impact our return on these investments.  We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act, requirements of the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, as well as requires that our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting as a large accelerated filer. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s time and attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additional Common Stock. The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below current NAV per share provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2026 annual meeting of shareholders. However, in the event we change our position, we will seek requisite approval of our shareholders. See “- Shareholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities that are convertible to shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Each SBIC Subsidiary has an SBIC license and is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

SBIC I and SBIC II received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, on April 20, 2021 and April 17, 2025, respectively, and the SBIC Subsidiaries are regulated by the SBA.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below NAV provided that our Board of Directors determines that such sale is in the best interests of the Company and its shareholders. We do not intend to seek shareholder authorization to sell shares of our common stock below the then current NAV per share of our common stock at our 2026 annual meeting of shareholders. However, in the event we change our position, we will seek the requisite approval of our shareholders.
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
Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction in NAV and the dilution experienced by shareholder A following the sale of 100,000 shares of the common stock of Company XYZ at $9.00 per share, a price below its NAV per share.

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

Legislative or other actions relating to taxes could have a negative effect on us and our shareholders. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation or regulations could affect our ability to qualify as a RIC or otherwise impact the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor with respect to the impact of the status of any legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyber-attack against us or our third-party service providers. For example, threat actors may use artificial intelligence technologies to deploy more sophisticated attacks, including AI-enabled fraud that can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

We, and the third-party service providers with which we do business, depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, disruption, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. We may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, or system failures and disruptions. The rapid development of artificial intelligence technologies may cause cyber-attacks and related risks to become more difficult to detect, contain and mitigate. Such an attack could cause interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, loss of personal information, or liability for stolen information, any of which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance our cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

Third parties with which we do business, including our third-party service providers, are sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as counterparty, employee and borrower information. Cybersecurity failures or breaches by our service providers (including, but not limited to, transfer agents and custodians), and the portfolio companies in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred to prevent any cyber-incidents in the future.

The portfolio companies in which we invest are subject to similar risks, and any cybersecurity failures or breaches by such portfolio companies, or any of their third-party service providers, could adversely affect the portfolio company's results of operations and financial condition, as described above. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. The Company does not control the cybersecurity measures put in place by third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed.

Privacy and information security laws and regulatory changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

We may be subject to risks associated with artificial intelligence.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We may utilize artificial intelligence tools in our business activities, including generative artificial intelligence technologies, machine learning, data analytics, and aggregation tools. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. In late February 2022, Russia launched a large scale military attack on Ukraine and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Such sanctions may result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region.

In addition, the ongoing turmoil and political unrest in the Middle East and in Europe, and escalating tensions in those regions, may create volatility and disruption of global markets.

The ramifications of these conflicts and sanctions may not be limited to the affected regions and companies in those regions, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets and certain industries, and have a negative effect on our investments and performance, which may, in turn, impact the valuation of such portfolio companies. In particular, U.S. involvement and escalating hostilities in the Middle East may lead to global market instability due to the impact of such conflict on oil prices and shipping costs. In addition, parties in such conflicts may take retaliatory actions and other countermeasures, such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the portfolio companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

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

We primarily invest in privately held U.S. LMM companies. Investments in privately held LMM companies involve a number of significant risks, including the following:

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
•These companies may utilize off-balance sheet arrangements or maintain obligations that are not fully reflected on their balance sheets, such that we may not be able to identify, diligence or quantify the risks associated with our financing to such portfolio company.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of these companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds for claims in excess of our directors’ and officers’ insurance coverage (through our indemnification of our officers and directors) and the diversion of management’s time and resources. Further, a portfolio company's off-balance sheet obligations may increase that borrower's effective leverage, reduce free cash flow and elevate default risk beyond what is apparent from the portfolio company's financial statements or management reports, which may result in a miscalculation of the risk of our investment.

We are subject to risks associated with our investments in senior loans.

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investment in senior loans rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.

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

Our business is at risk if one of our borrowers defaults. Portfolio companies may fail to satisfy financial, operating or other covenants imposed by us or other lenders, which could lead to non-payment of interest and other defaults and, potentially, acceleration of its loans and foreclosure on its secured assets. These events could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations, including under the debt or equity securities we hold. We also may incur expenses to the extent necessary to recover upon a default or to negotiate new terms, which may include the waiver of certain financial covenants, with the defaulting portfolio company. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.

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

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. Additionally, deterioration in a portfolio company's financial condition is often accompanied by deterioration in the value of the collateral securing our investment and any available collateral may prove to be unsalable or salable only at a price less than the loaned amount. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon, which could result in a loss to us. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January, March and April 2026 meetings. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction.

It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. If interest rates decline and we are in a prolonged low interest rate environment, the difference between the total interest income earned on interest-earning assets and the total interest expense incurred on interest-bearing liabilities may be compressed, reducing our net income, due to the fixed interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Conversely, in an elevated interest rate environment, such difference could potentially increase thereby increasing our net income. However, if interest rates remain elevated, there is a risk that portfolio companies in which we hold floating rate loans will be unable to pay interest amounts, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.

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

We invest primarily in the secured term debt of LMM companies and equity issued by LMM companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying its senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may be subject to risks associated with co-investments alongside our joint venture.

CapTrin will primarily invest in the first out senior secured tranche of unitranche loans and the Company may, from time to time, hold the last out senior secured tranche of such investment. Our investments in the "last out" portion of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the "first out" portion of the same unitranche loan with respect to payment of principal, interest and other amounts. In connection with such investments, we will enter into certain agreements among the lenders to the portfolio company that sets forth the rights and obligations of the parties. Under these agreements, our interest in the collateral of the loans may rank junior to those of other lenders (i.e., CapTrin) in the loan under certain circumstances. This may have an adverse effect on our investment, including a greater risk of loss of principal on such investments made by the Company.

In addition, our investments in the “last out” portion of a loan in which CapTrin holds the “first out” portion of such loan may give rise to conflicts of interest. Specifically, the Company may, from time to time, face conflicts when making investment decisions with respect to its “last out” investment and its indirect exposure to the “first out” investment as a controlling member of CapTrin to the extent the investment decision with respect to one position adversely effects the other.

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
•loss of a major funding source;
•uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs; and
•an increase in negative global media coverage relating to the private credit industry.

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

Each of the 2029 Convertible Notes and the September 2030 Notes (collectively, the “Notes”) are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have currently incurred (including our Corporate Credit Facility) or may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of March 31, 2026, we had $245.0 million in outstanding indebtedness under our Corporate Credit Facility, which is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100.0% of the equity interests in the Company’s wholly owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV).

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SBA-guaranteed debentures and the SPV Credit Facility.

The Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries (including the SBA-guaranteed debentures and the SPV Credit Facility). As of March 31, 2026, the SBIC Subsidiaries had $223.0 million in SBA-guaranteed debentures outstanding, and we had $100.0 million outstanding under our SPV Credit Facility, which is secured by all of SPV's assets. The SBIC Subsidiaries, SPV and any future subsidiaries of the Company may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

The respective indentures under which the 2029 Convertible Notes and the September 2030 Notes were issued contain limited protection for holders of the 2029 Convertible Notes and the September 2030 Notes.

The respective indenture under which each of the Notes were issued offer limited protection to holders of the Notes. The terms of the respective indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on the investment of the holders of the Notes, respectively. In particular, the terms of the respective indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such indebtedness, (3) indebtedness or other obligations of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
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

We may not be able to repurchase the September 2030 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the indenture governing the September 2030 Notes), holders of the September 2030 Notes may require us to repurchase for cash some or all of the September 2030 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2030 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the September 2030 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Before making any such repurchase of September 2030 Notes, we would also have to comply with certain requirements under the Corporate Credit

Facility, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under the Corporate Credit Facility. The terms of the Corporate Credit Facility and the SPV Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the respective lenders to accelerate any indebtedness outstanding under such credit facilities at that time and to terminate such credit facilities. In addition, the occurrence of a Change of Control Repurchase Event enabling the holders of the September 2030 Notes to require the mandatory purchase of the September 2030 Notes would likely constitute an event of default under the Corporate Credit Facility, entitling the lenders under the Corporate Credit Facility to accelerate any indebtedness outstanding under the Corporate Credit Facility at that time and to terminate the Corporate Credit Facility. Our or our subsidiaries' future financing arrangements may contain similar restrictions and provisions. Our failure to purchase such tendered September 2030 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the September 2030 Notes and a cross-default under the agreements governing certain of our other indebtedness, including under the agreements governing the Corporate Credit Facility, and likely under the agreements governing the SPV Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay such indebtedness immediately. If the holders of the September 2030 Notes exercise their right to require us to repurchase September 2030 Notes upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

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

While a trading market developed after issuing the 2029 Convertible Notes and the September 2030 Notes, we cannot assure you that an active trading market for the 2029 Convertible Notes and the September 2030 Notes will be maintained.

While a trading market developed after issuing the Notes, we cannot assure you that an active and liquid market for the Notes will be maintained. We do not intend to list the 2029 Convertible Notes or the September 2030 Notes on any securities exchange or for quotation of the 2029 Convertible Notes or the September 2030 Notes on any automated dealer quotation system. If the 2029 Convertible Notes or the September 2030 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions.

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

The September 2030 Notes are redeemable, in whole or in part, at any time at our option prior to August 18, 2030 at par plus a "make-whole" premium, and thereafter at par. We may choose to redeem the September 2030 Notes at times when prevailing interest rates are lower than the interest rate paid on the September 2030 Notes.

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

While we intend to pay quarterly dividends to our shareholders out of taxable income available for distribution, there can be no assurance that we will do so. Any dividends that we do pay may be payable in cash, in our common stock, or in stock in any of our holdings or in a combination of all three. All dividends will be paid at the discretion of our Board of Directors and will depend upon our financial condition, maintenance of our RIC tax treatment, and compliance with applicable BDC regulations.

We currently pay dividends in cash. However, in the future we may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock.  Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the shareholders' election) would satisfy the annual distribution requirement for a RIC. The IRS has issued a revenue procedure providing that a dividend payable in stock or in cash at the election of the shareholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividends payable in stock. If a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company maintains and, at least annually, reviews its information technology ("IT") and cybersecurity policies and procedures (the "Cybersecurity Program"). The Cybersecurity Program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. The Cybersecurity Program includes technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats.

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

Additionally, the Cybersecurity Program includes quarterly general cybersecurity awareness and data protection training for employees as well as regular phishing simulations. The Company also has annual certification requirements for employees with respect to certain policies supporting the cybersecurity program including the IT, Cybersecurity and Physical Security Policies and Procedures, the Disaster Recovery Business Continuity Plan, the Social Media, Electronic Communications and Acceptable Use Policy and the Privacy Policy.

Our Cybersecurity Program is administered by our Executive Vice President of Accounting and our Chief Compliance Officer. These individuals, along with our external legal counsel, IT manager and third-party IT provider serve as the incident response handlers in connection with any material cybersecurity incident under our Incident Response Plan. The Incident Response Plan provides guidelines for responding to a cybersecurity incident and facilitates coordination between the necessary parties. This includes notification to our senior management, and if material, reported to our Board of Directors. We also utilize the services of IT and cybersecurity consultants and experts in the evaluation and periodic testing of our IT and cybersecurity systems to recommend improvements to our Cybersecurity Program. The Company maintains a cybersecurity insurance policy, which includes services of additional third-party experts in the event of a cyber incident. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

Our Board of Directors has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk management, including cybersecurity. Our Board of Directors receives quarterly updates to the Cybersecurity Program from the Company's management. These updates include the results of the cybersecurity risk assessments, the planning and results of the periodic testing by our third-party IT provider and cybersecurity consultants, updates and enhancements to the Cybersecurity Program and the Incident Response Plan, and reporting of additional cybersecurity data metrics. Management is responsible for informing our Board of Directors of any material cybersecurity incidents without unreasonable delay.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SENIOR SECURITIES
Information about our senior securities is shown in the following table for the years ended March 31, 2026, 2025, 2024 2023, 2022, 2021, 2020, 2019, 2018 and 2017. The report of RSM US LLP, our independent registered public accountants for the fiscal years ended March 31, 2026, 2025, 2024 2023, 2022, 2021, 2020, 2019 and 2018, on the senior securities table as of March 31, 2026, 2025, 2024 2023, 2022, 2021, 2020, 2019 and 2018 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
	(dollars in thousands)
Corporate Credit Facility
2026	$245,000	$2,093	—	N/A
2025	235,000	2,112	—	N/A
2024	265,000	2,205	—	N/A
2023	235,000	2,125	—	N/A
2022	205,000	1,850	—	N/A
2021	120,000	1,873	—	N/A
2020	154,000	1,889	—	N/A
2019	141,000	2,495	—	N/A
2018	40,000	4,162	—	N/A
2017	25,000	12,403	—	N/A
SPV Credit Facility
2026	$100,000	$2,093	—	N/A
2025	108,000	2,112	—	N/A
2024	—	2,205	—	N/A
December 2022 Notes
2020	$77,136	$1,889	—	$22.01
2019	77,136	2,495	—	25.50
2018	57,500	4,162	—	25.40
October 2024 Notes
2021	$125,000	$1,873	—	N/A
2020	75,000	1,889	—	N/A
January 2026 Notes
2024	$140,000	$2,205	—	N/A
2023	140,000	2,125	—	N/A
2022	140,000	1,850	—	N/A
2021	140,000	1,873	—	N/A
October 2026 Notes
2025	$150,000	$2,112	—	N/A
2024	150,000	2,205	—	N/A
2023	150,000	2,125	—	N/A
2022	150,000	1,850	—	N/A
August 2028 Notes

2025	$71,875	$2,112	—	25.59
2024	71,875	2,205	—	25.83
2029 Convertible Notes
2026	$230,000	$2,093	—	N/A
2025	230,000	2,112	—	N/A
September 2030 Notes
2026	$350,000	$2,093	—	N/A

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
(4)Average market value per unit for our Corporate Credit Facility, SPV Credit Facility, October 2024 Notes, January 2026 Notes, October 2026 Notes, 2029 Convertible Notes and September 2030 Notes is not applicable because these are not registered for public trading.

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

		Price Range
	NAV (1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)
Year ending March 31, 2027
First Quarter (through May 15, 2026)	*	$24.43	$21.73	*	*
Year ended March 31, 2026
Fourth Quarter	$16.69	23.84	21.17	42.84%	26.84%
Third Quarter	16.75	22.52	19.37	34.43	15.64
Second Quarter	16.62	23.49	21.69	41.34	30.51
First Quarter	16.59	22.49	17.46	35.56	5.24
Year ended March 31, 2025
Fourth Quarter	$16.70	$23.86	$21.23	42.87%	27.13%
Third Quarter	16.59	25.90	20.68	56.12	24.65
Second Quarter	16.59	27.23	22.70	64.14	36.83
First Quarter	16.60	27.22	24.08	63.98	45.06

(1)NAV per share, is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated as the respective high or low share price divided by NAV and subtracting 1.
*Not determinable at the time of filing.

On May 15, 2026, there were approximately 282 holders of record of our common stock, which did not include shareholders for whom shares are held in "nominee" or "street name."

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

We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our shareholders of any retained net capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business —Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our shareholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. Our ability to make distributions in the future may be limited by our Corporate Credit Facility, our SPV Credit Facility, the indentures governing each of our 2029 Convertible Notes and September 2030 Notes and the 1940 Act. For a more detailed discussion, see “Business — Election to be Regulated as a Business Development Company – Regulation as a Business Development Company,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 5” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Shareholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%

Annual Expenses (as a percentage of net assets attributable to common stock for the fiscal year ended March 31, 2026):
Operating expenses	2.86%	(4)
Interest payments on borrowed funds	7.37%	(5)
Income tax provision	0.11%	(6)
Total annual expenses	10.34%

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
(4)Operating expenses in this table represent the estimated annual operating expenses of CSWC and its consolidated subsidiaries based on actual operating expenses for the year ended March 31, 2026. We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals including, without limitation, compensation expenses related to salaries, discretionary bonuses and restricted stock grants.
(5)Interest payments on borrowed funds represents (a) our estimated annual interest payments based on actual interest rate terms under our credit facilities, with available commitments of $510 million under the Company's senior secured revolving credit facility (the "Corporate Credit Facility") and available commitments of $200 million under the Company's special purpose vehicle financing credit facility (the "SPV Credit Facility"), and our anticipated drawdowns from our credit facilities, (b) our actual interest rate terms under the SBA Debentures and our anticipated drawdowns of the SBA Debentures, and (c) our estimated annual interest payments, based on actual interest rate terms, on the 5.125% convertible notes due 2029 (the "2029 Convertible Notes") and the 5.950% notes due 2030 (the "September 2030 Notes"). As of March 31, 2026, we had $245.0 million in borrowings outstanding under our Corporate Credit Facility, $100.0 million outstanding under our SPV Credit Facility, $223.0 million outstanding under the SBA Debentures, $230.0 million in aggregate principal of the 2029 Convertible Notes outstanding and $350.0 million in aggregate principal of the September 2030 Notes. Any future issuances of debt securities will be made at the discretion of management and our board of directors after evaluating the investment opportunities and economic situation of the Company and the market as a whole.
(6)Income tax provision relates to the accrual of (a) deferred and current tax provision (benefit) for U.S. federal income taxes and (b) excise, state and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. We are required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Income tax provision represents the estimated annual income tax expense of CSWC and its consolidated subsidiaries based on actual income tax expense for the year ended March 31, 2026.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming 5.0% annual return	$103	$294	$465	$818

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

ISSUER PURCHASES OF EQUITY SECURITIES

On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2026, the Company did not repurchase any shares under the share repurchase program.

The following table provides information regarding purchases of our common stock during the year ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2025	—	$—	—	$—
May 1 through May 31, 2025	—	—	—	—
June 1 through June 30, 2025 (1)	52,593	21.28	—	—
July 1 through July 31, 2025	—	—	—	—
August 1 through August 31, 2025	—	—	—	—
September 1 through September 30, 2025	—	—	—	—
October 1 through October 31, 2025	—	—	—	—
November 1 through November 30, 2025 (1)	37	20.37	—	—
December 1 through December 31, 2025	—	—	—	—
January 1 through January 31, 2026	—	—	—	—
February 1 through February 28, 2026	—	—	—	—
March 1 through March 31, 2026	—	—	—	—
Total	52,630	$21.28	—	$—

(1)Represents shares of common stock withheld upon vesting of restricted stock to cover withholding tax obligations.
(2)On July 28, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company shall cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate purchase price for all shares equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the year ended March 31, 2026, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2026, the Company has $20 million available under the share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return during the last five years (based on the market price of our common stock and assuming reinvestment of all dividends, prior to any tax effect) with the Russell 2000 ETF, the S&P BDC Index and the S&P Regional Banking ETF. The graph assumes initial investment of $100 on March 31, 2021 and reinvestment of dividends. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Five Year Total Return Performance
170
160
150
140
130
120
110
100
90
80
70
60
Mar-31-2021
Mar-31-2022
Mar-31-2023
Mar-31-2024
Mar-31-2025
Mar-31-2026
Fiscal Year Ended March 31
Capital Southwest (55.6%)
iShares Russell 2000 ETF (17.9%)
S&P BDC Index (-21.2%)
S&P Regional Banking ETF (9.7%)

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. As of March 31, 2026, 2025, and 2024 the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.43%, 1.73% and 1.72%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of March 31, 2026 and March 31, 2025, our investment portfolio at fair value represented approximately 96.3% and 94.8% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of March 31, 2026 and March 31, 2025 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted this standard on a prospective basis as currently required and these are reflected in the related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company has evaluated the impact of the new standard on the Company's consolidated financial statements and related disclosures and concluded that it will not have a material impact on its consolidated financial statements or its disclosures.

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $2,097.4 million as of March 31, 2026, as compared to $1,785.3 million as of March 31, 2025. As of March 31, 2026, we had investments in 131 portfolio companies with an aggregate cost of $2,119.5 million. As of March 31, 2025, we had investments in 121 portfolio companies with an aggregate cost of $1,779.4 million. The following table presents certain additional selected information regarding our debt investments as of March 31, 2026 and March 31, 2025 (dollars in millions):

	March 31, 2026	March 31, 2025
Debt investments, at fair value, bearing a floating rate	$1,830.3	$1,562.3
Percentage of debt bearing a floating rate	95.5%	97.3%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	99.1%
Debt investments, at fair value, bearing a fixed rate	$86.2	$43.6
Percentage of debt bearing a fixed rate	4.5%	2.7%
Weighted average contractual minimum interest rate	1.5%	1.5%

The following tables provide a summary of our investments in portfolio companies as of March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
	(dollars in thousands)
Number of portfolio companies (a)	131	121
Fair value	$2,097,446	$1,785,299
Cost	$2,119,485	$1,779,360
% of portfolio at fair value - debt	91.4%	90.0%
% of portfolio at fair value - equity	8.6%	10.0%
% of investments at fair value secured by first lien	90.1%	88.9%
Weighted average annual effective yield on debt investments (b)	10.8%	11.7%
Weighted average annual effective yield on total investments (c)	10.9%	11.5%
Weighted average EBITDA (d)	$15,684	$18,499
Weighted average leverage through CSWC security (e)	3.6x	3.5x

(a)At March 31, 2026 and March 31, 2025, we had equity ownership in approximately 66.4% and 65.3%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of March 31, 2026 and March 31, 2025, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2025, 12 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

We continue to observe certain macro-economic risks and uncertainties, including those relating to commodity inflation and elements of geopolitical instability (including the ongoing conflict between Russia and Ukraine and the ongoing turmoil and political unrest in the Middle East and South America). Changes to trade policies, including the imposition of new tariffs, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. LMM companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2026 and March 31, 2025:

	As of March 31, 2026
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$361,204	18.8%
2	1,320,824	68.9
3	207,101	10.9
4	25,050	1.3
5	2,315	0.1
Total	$1,916,494	100.0%

	As of March 31, 2025
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$400,989	25.0%
2	1,035,968	64.5
3	144,929	9.0
4	20,259	1.3
5	3,761	0.2
Total	$1,605,906	100.0%

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

As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio's fair value and approximately 3.5% of its cost.

Investment Activity

During the year ended March 31, 2026, we made debt investments totaling $597.0 million and equity investments totaling $15.7 million. In connection with the sale of a preferred equity investment, we also received an earnout with a cost basis of $3.5 million. We received contractual principal repayments totaling approximately $39.7 million and full prepayments of approximately $221.3 million. We funded $74.4 million on revolving loans and received $51.9 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $74.0 million.

During the year ended March 31, 2025, we made debt investments totaling $554.0 million and equity investments totaling $14.5 million. We received contractual principal repayments totaling approximately $60.8 million and full prepayments of approximately $151.4 million. We funded $52.0 million on revolving loans and received $36.5 million in repayments on revolving loans. In addition, we received proceeds from sales of debt investments totaling $49.6 million.

Total portfolio investment activity for the year ended March 31, 2026 and 2025 was as follows (dollars in thousands):

Year ended March 31, 2026	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Earnout	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	671,315	—	57	15,727	3,457	690,556
Proceeds from sales of investments	(30,987)	—	—	(42,982)	—	(73,969)
Principal repayments received	(310,505)	(2,308)	(146)	—	—	(312,959)
Conversion/exchange of security	(11,947)	7,996	—	3,951	—	—
PIK interest earned	13,979	79	8	—	—	14,066
Accretion of loan discounts	9,603	(46)	—	—	—	9,557
Realized gain (loss)	(18,092)	(5,833)	—	36,799	—	12,874
Unrealized (loss) gain	(19,582)	6,977	20	(15,974)	581	(27,978)
Fair value, end of period	$1,890,406	$24,931	$1,157	$176,914	$4,038	$2,097,446

Year ended March 31, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Total
Fair value, beginning of period	$1,309,449	$33,774	$1,336	$132,002	$1,476,561
New investments	605,898	—	57	14,509	620,464
Proceeds from sales of investments	(31,584)	—	—	(17,986)	(49,570)
Principal repayments received	(244,854)	(3,840)	(75)	—	(248,769)
Distributions-in-kind (1)	4,115	—	—	2,294	6,409
Conversion/exchange of security	(14,719)	(5,015)	(153)	19,887	—
PIK interest earned	12,843	70	17	—	12,930
Accretion of loan discounts	6,616	37	—	—	6,653
Realized (loss) gain	(50,534)	(8,978)	—	14,051	(45,461)
Unrealized gain (loss)	(10,608)	2,018	36	14,636	6,082
Fair value, end of period	$1,586,622	$18,066	$1,218	$179,393	$1,785,299
(1)In connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between CSWC and Main Street Capital Corporation, the Company received distributions-in-kind of investments.

The following table summarizes the contractual principal repayment and maturity of our debt investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2026 (amounts in thousands):

Amount
For the fiscal years ending March 31:
2027	$220,321
2028	475,941
2029	474,908
2030	429,553
2031	363,337
Thereafter	35,017
Total contractual repayments	$1,999,077

As of March 31, 2026, the weighted average remaining years to maturity was 2.7 years.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of four elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized gain (loss) on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized gain (loss) on investments before income tax” and “Net unrealized (depreciation) appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which, with respect to the full redemption of the January 2026 Notes, the October 2026 Notes and the August 2028 Notes, is the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs.

Set forth below is a comparison of the results of operations for the years ended March 31, 2026 and 2025. For the comparison of the results of operations for the years ended March 31, 2025 and 2024, see the Company's Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on May 20, 2025, located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Comparison of year ended March 31, 2026 and March 31, 2025

	Years Ended
	March 31,		Net Change
	2026	2025	Amount	%
	(in thousands)
Total investment income	$232,105	$204,439	$27,666	13.5%
Interest expense	66,617	54,959	11,658	21.2%
Other operating expenses	28,900	29,033	(133)	0.5%
Income before taxes	136,588	120,447	16,141	13.4%
Income tax provision	1,121	2,265	(1,144)	(50.5)%
Net investment income	135,467	118,182	17,285	14.6%
Net realized gain (loss) on investments, net of tax	5,518	(49,650)	55,168	(111.1)%
Net unrealized (depreciation) appreciation on investments, net of tax	(25,832)	2,423	(28,255)	(1,166.1)%
Realized loss on extinguishment of debt	2,156	387	1,769	457.1%
Realized loss on disposal of fixed assets	2	20	(18)	100.0%
Net increase in net assets from operations	$112,995	$70,548	$42,447	60.2%

Investment Income

Total investment income for the year ended March 31, 2026 was approximately $232.1 million, a $27.7 million, or 13.5%, increase as compared to the year ended March 31, 2025. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the year ended March 31, 2026 and 2025 (amounts in thousands):

	Years Ended March 31,
	2026	2025
Interest income	$182,464	$167,540
PIK interest income	14,411	12,677
Amortization of purchase discounts and fees	9,556	6,653
Dividend income	12,708	4,546
Fee income	10,938	10,654
Other investment income	2,028	2,369
Total investment income	$232,105	$204,439

Interest income, PIK interest income, and amortization of purchase discounts and fees on an aggregate basis for the year ended March 31, 2026 totaled $206.4 million as compared to $186.9 million for the year ended March 31, 2025. The increase was primarily due to a 20.3% increase in the average monthly cost basis of debt investments held by us from $1,487.4 million to $1,789.9 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 11.7% to 10.8% year-over-year primarily due to a decrease in benchmark interest rates. Dividend income for the year ended March 31, 2026 increased $8.2 million as compared to the year ended March 31, 2025 due to an increase in distributions received from portfolio companies. Fee income for the year ended March 31, 2026 increased $0.3 million as compared to the year ended March 31, 2025 primarily due to an increase in administrative fees. Other income for the year ended March 31, 2026 decreased $0.4 million as compared to the year ended March 31, 2025 primarily due to a decrease in interest income on cash balances held.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the year ended March 31, 2026, our total interest expense was $66.6 million, an increase of $11.7 million, as compared to the total interest expense of $54.9 million for the year ended March 31, 2025. The increase was primarily attributable to an increase of $189.6 million in average borrowings outstanding. The weighted average interest rate on our total debt remained relatively flat at 5.52% for the year ended March 31, 2026, as compared to 5.53% for the year ended March 31, 2025.

Salaries, General and Administrative Expenses

For the year ended March 31, 2026, our total employee compensation expense (including both cash and share-based compensation) decreased by $1.2 million as compared to the total employee compensation expense for the year ended March 31, 2025. The decrease was primarily due to $2.6 million of one-time compensation expenses incurred in the prior year related to the departure of the Company's former President and Chief Executive Officer, partially offset by an increase in bonus compensation. For the year ended March 31, 2026, our total general and administrative expense, including professional fees, was $12.0 million, an increase of $1.1 million, or 9.8%, as compared to $10.9 million for the year ended March 31, 2025. The increase was primarily attributable to a variety of factors including an increase in legal fees, employee recruiting and building expenses associated with our additional office space, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the year ended March 31, 2026, income before taxes increased by $16.1 million, or 13.4%. Net investment income increased from the prior year period by $17.3 million, or 14.6%, to $135.5 million as a result of a $27.7 million increase in total investment income and a $1.1 million decrease in income tax provision, partially offset by a $11.7 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $5.5 million for the year ended March 31, 2026 (amounts in thousands):

	Year ended March 31, 2026
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(13,061)	$(11,466)	$—	$(24,527)
Equity	36,918	—	(6,873)	30,045
Total net realized gain (loss)	$23,857	$(11,466)	$(6,873)	$5,518
(1)Included in "Other" is a $8.3 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $49.7 million for the year ended March 31, 2025 (amounts in thousands):

	Year ended March 31, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,241)	$(53,195)	$(57)	$(60,493)
Equity	14,046	—	(3,203)	10,843
Total net realized (loss) gain	$6,805	$(53,195)	$(3,260)	$(49,650)
(1)Included in "Other" is a $2.9 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $25.8 million for the year ended March 31, 2026 (amounts in thousands):

	Year ended March 31, 2026
	Debt	Equity	Earnout	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$19,888	$(41,123)	$—	$(21,235)
Net unrealized (depreciation) appreciation relating to portfolio investments	(32,473)	27,295[1]	581	(4,597)
Total net unrealized (depreciation) appreciation on investments	$(12,585)	$(13,828)	$581	$(25,832)
1Includes a deferred tax benefit of $2.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized appreciation on investments of $2.4 million for the year ended March 31, 2025 (amounts in thousands):

	Year ended March 31, 2025
	Debt	Equity	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$38,657	$(13,894)	$24,763
Net unrealized (depreciation) appreciation relating to portfolio investments	(47,211)	24,871[1]	(22,340)
Total net unrealized appreciation (depreciation) on investments	$(8,554)	$10,977	$2,423
1 Includes a deferred tax provision of $3.7 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the year ended March 31, 2026, we recognized a loss on extinguishment of debt of $2.2 million due to the full redemption of the October 2026 Notes and the August 2028 Notes. During the year ended March 31, 2025, the Company recognized a loss on extinguishment of debt of $0.4 million due to the full redemption of the January 2026 Notes.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2026, the Company’s asset coverage was 209%.

Cash Flows

For the year ended March 31, 2026, we experienced a net decrease in cash and cash equivalents in the amount of $15.4 million. During the foregoing period, our operating activities used $193.5 million in cash, consisting primarily of new portfolio investments made by the Company of $683.2 million, partially offset by $340.0 million from sales and repayments received from debt investments in portfolio companies and $39.3 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $178.4 million, consisting primarily of net proceeds from the issuance of the September 2030 Notes of $344.2 million, net proceeds from the Equity ATM Program of $157.8 million and net proceeds from the issuance of SBA Debentures of $46.8 million, partially offset by the full redemption of $150.0 million in aggregate principal amount of the October 2026 Notes, cash dividends paid in the amount of $147.2 million, and the full redemption of $71.9 million in aggregate principal amount of the August 2028 Notes. At March 31, 2026, the Company had cash and cash equivalents of approximately $29.0 million and restricted cash of approximately $0.4 million.

For the year ended March 31, 2025, we experienced a net increase in cash and cash equivalents in the amount of $12.6 million. During that period, our operating activities used $217.3 million in cash, consisting primarily of new portfolio investments made by the Company of $620.5 million, partially offset by $276.9 million from sales and repayments received from debt investments in portfolio companies and $18.0 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $231.5 million, consisting primarily of net proceeds from the issuance of the 2029 Convertible Notes of $223.1 million, net proceeds from the Equity ATM Program of $178.5 million, net borrowings on our Credit Facilities of $78.0 million and net proceeds from the issuance of SBA Debentures of $21.5 million, partially offset by the full redemption of $140.0 million in aggregate principal amount of the January 2026 Notes and cash dividends paid in the amount of $125.3 million. At March 31, 2025, the Company had cash and cash equivalents of approximately $43.2 million and restricted cash of approximately $1.7 million.

Capital Resources

As of March 31, 2026, we had $29.0 million in unrestricted cash and cash equivalents and $364.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of March 31, 2026, we had $245.0 million borrowings outstanding and $264.2 million of undrawn commitments under the Corporate Credit Facility, and $100.0 million outstanding and $100.0 million of undrawn commitments under the

SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In August 2021, the Company issued $100.0 million in aggregate principal amount of 3.375% notes due 2026 (the "October 2026 Notes"). In November 2021, the Company issued an additional $50.0 million in aggregate principal amount of the October 2026 Notes. On October 13, 2025, the Company redeemed $150.0 million in aggregate principal amount of the issued and outstanding October 2026 Notes in full. The October 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $0.8 million during the year ended March 31, 2026.

In June 2023, the Company issued approximately $71.9 million in aggregate principal amount, including the underwriters' full exercise of their option to purchase an additional $9.4 million in aggregate principal amount to cover over-allotments, of 7.75% notes due 2028 (the "August 2028 Notes"). On October 13, 2025, the Company redeemed $71.9 million in aggregate principal amount of the issued and outstanding August 2028 Notes in full. The August 2028 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding the redemption date. Accordingly, the Company recognized a realized loss on extinguishment of debt, equal to the write-off of the related unamortized debt issuance costs, of $1.4 million during the year ended March 31, 2026.

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both March 31, 2026 and March 31, 2025 was $230.0 million.

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% notes due 2030 ("the September 2030 Notes"). The outstanding aggregate principal amount of the September 2030 Notes as of March 31, 2026 was $350.0 million.

For more information on each of the January 2026 Notes, the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, and the September 2030 Notes, including material terms governing the unsecured notes, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. Current SBA regulations permit SBIC I and SBIC II to each borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of March 31, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of March 31, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $90.0 million, of which $48.0 million was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Years Ended March 31,
	2026	2025
Number of shares sold	7,396,112	7,694,740
Gross proceeds received (in thousands)	$160,123	$181,112
Net proceeds received (in thousands) (1)	$157,819	$178,493
Weighted average price per share	$21.65	$23.54

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both March 31, 2026 and March 31, 2025, no amounts remained receivable.

Cumulative to March 31, 2026, the Company has sold 40,437,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.52, raising $870.1 million of gross proceeds. Net proceeds were $856.9 million after commissions to the sales agents on shares sold. As of March 31, 2026, the Company had $129.9 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

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

At March 31, 2026 and March 31, 2025, we had a total of approximately $328.7 million and $197.4 million, respectively, in currently unfunded commitments (as discussed in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements). As of March 31, 2026, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of March 31, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of March 31, 2026. For information on our unfunded investment commitments, see Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$7,959	$715	$1,485	$1,561	$4,198
Corporate Credit Facility	245,000	—	245,000	—	—
Interest due on Corporate Credit Facility (1)	34,509	14,749	19,760	—	—
SPV Credit Facility	100,000	—	100,000	—	—
Interest due on SPV Credit Facility (2)	18,602	6,264	12,338	—	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	44,203	11,787	23,575	8,841	—
September 2030 Notes	350,000	—	—	350,000	—
Interest due on September 2030 Notes	93,713	20,825	41,650	31,238	—
SBA Debentures	223,000	—	—	—	223,000
Interest due on SBA Debentures (3)	75,722	9,586	19,460	19,433	27,243
	$1,422,708	$63,926	$463,268	$641,073	$254,441

(1)Amounts include interest payments calculated at an average rate of 5.94% of outstanding borrowings under the Corporate Credit Facility, which were $245.0 million as of March 31, 2026.
(2)Amounts include interest payments calculated at an average rate of 6.18% of outstanding borrowings under the SPV Credit Facility, which were $100.0 million as of March 31, 2026.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On April 22, 2026 and April 29, 2026, the Company funded $1.0 million and $20.0 million, respectively, of its capital commitment to CapTrin.

On April 27, 2026, CapTrin entered into a credit and security agreement relating to its special purpose vehicle financing credit facility (the "CapTrin Credit Facility") to provide additional liquidity to support its investment and operational activities. The CapTrin Credit Facility is secured by a pledge of 100% of the equity interest in CapTrin Partners SPV LLC ("CapTrin SPV"), a wholly owned subsidiary of CapTrin, and CapTrin SPV's assets. The CapTrin Credit Facility includes an initial commitment of $150.0 million and has an accordion feature that allows for an increase of the total commitments to up to $350.0 million, subject to certain conditions. Borrowings under the CapTrin Credit Facility bear interest at a rate equal to SOFR plus 2.25% per annum. The CapTrin Facility has a reinvestment period until April 27, 2030 and matures of April 27, 2031.

Additionally, in April 2026, the Company participated in a related party transaction whereby it sold certain portfolio investments to CapTrin at a purchase price in the amount of $47.1 million (fair value as of March 31, 2026) (the "Initial Portfolio"). CapTrin funded the purchase of the Initial Portfolio with borrowings under the CapTrin Credit Facility and funded capital commitments.

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

The Federal Reserve decreased interest rates by 0.25% in each of September, October and December of 2025, lowering their benchmark lending rate to a range between 3.50% and 3.75%. The Federal Reserve maintained this range at its January, March and April 2026 meetings. In considering the extent and timing of any additional future adjustments, the Federal Reserve stated that it will carefully assess income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2026, we were not a party to any hedging arrangements.

As of March 31, 2026, approximately 95.5% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments or borrowings as of March 31, 2026.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(75 bps)	$(11,381)	$(0.19)
(50 bps)	(7,587)	(0.13)
(25 bps)	(3,794)	(0.06)
25 bps	3,794	0.06
50 bps	7,587	0.13
75 bps	11,381	0.19

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Capital Southwest Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2026 and 2025, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2026, the related notes to the consolidated financial statements, and the Schedule of Investments in and Advances to Affiliates of the Company listed in Schedule 12-14 for the year ended March 31, 2026 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related Schedule of Investments in and Advances to Affiliates, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 19, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of March 31, 2026 and 2025, by correspondence with the custodians or the portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments using significant unobservable inputs

As discussed in Note 4, at March 31, 2026, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $2,097.446 million. Level 3 investments represent investments whose values are based on unobservable inputs that are significant to the overall fair value measurement. Management estimates the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 4 to the financial statements.

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

•For a sample of investments, we performed the following procedures, among others:

–We evaluated the appropriateness of the Company’s valuation techniques by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and comparing the Company’s valuation techniques to those used by market participants.

–We tested the reasonableness of assumptions used by management to estimate the unobservable inputs, including market yield, discount rates, financial performance measures, and market multiples, by comparing these inputs to market information obtained from external sources.

•For a sample of investments, we utilized valuation specialists to perform the following:

–Evaluate the Company’s valuation techniques by comparing them to those used by market participants and testing the reasonableness of the assumptions used by management by comparing them to market data.

–Independently develop a range of fair value estimates and compare our independent estimates to the Company’s recorded fair values.

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
May 19, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Capital Southwest Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Capital Southwest Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of March 31, 2026 and 2025, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated May 19, 2026, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
May 19, 2026

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	March 31,	March 31,
	2026	2025

Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,689,152 and $1,403,623, respectively)	$1,682,425	$1,436,316
Affiliate investments (Cost: $338,124 and $304,824, respectively)	340,760	292,891
Control investments (Cost: $92,208 and $70,913, respectively)	74,261	56,092
Total investments (Cost: $2,119,485 and $1,779,360, respectively)	2,097,446	1,785,299
Cash and cash equivalents	29,045	43,221
Restricted cash	400	1,650
Receivables:
Dividends and interest	31,678	30,303
Escrow	612	1,926
Other	2,190	2,018
Income tax receivable	717	94
Debt issuance costs (net of accumulated amortization of $13,172 and $10,357, respectively)	6,870	9,266
Other assets	8,560	9,063
Total assets	$2,177,518	$1,882,840
Liabilities
SBA Debentures (net of $5,333 and $4,082, respectively, of unamortized debt issuance costs)	$217,667	$170,918
October 2026 Notes (net of $— and $1,154, respectively, of unamortized debt issuance costs)	—	148,846
August 2028 Notes (net of $— and $1,681, respectively, of unamortized debt issuance costs)	—	70,194
2029 Convertible Notes (net of $5,413 and $6,893, respectively, of unamortized debt issuance costs)	224,587	223,107
September 2030 Notes (net of $6,029 and $—, respectively, of unamortized debt issuance costs)	343,971	—
Credit Facilities	345,000	343,000
Other liabilities	21,629	23,038
Accrued restoration plan liability	529	555
Income tax payable	636	2,769
Deferred tax liability	12,507	16,780
Total liabilities	1,166,526	999,207

Commitments and contingencies (Note 12)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at March 31, 2026 and March 31, 2025; issued, 60,577,181 shares at March 31, 2026 and 52,912,796 shares at March 31, 2025	15,144	13,228
Additional paid-in capital	1,074,854	959,123
Total distributable (loss) earnings	(79,006)	(88,718)
Total net assets	1,010,992	883,633
Total liabilities and net assets	$2,177,518	$1,882,840
Net asset value per share (60,577,181 shares outstanding at March 31, 2026 and 52,912,796 shares outstanding at March 31, 2025)	$16.69	$16.70

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Years Ended
	March 31,
	2026	2025	2024
Investment income:
Interest income:
Non-control/Non-affiliate investments	$163,124	$152,952	$133,329
Affiliate investments	26,283	20,015	17,209
Control investments	2,613	1,226	—
Payment-in-kind interest income:
Non-control/Non-affiliate investments	9,841	9,819	7,737
Affiliate investments	3,948	2,214	2,471
Control investments	622	644	—
Dividend income:
Non-control/Non-affiliate investments	1,934	4,125	3,533
Affiliate investments	10,750	421	230
Control investments	24	—	7,983
Fee income:
Non-control/Non-affiliate investments	9,000	8,340	4,257
Affiliate investments	1,849	2,179	759
Control investments	89	135	82
Other income	2,028	2,369	545
Total investment income	232,105	204,439	178,135
Operating expenses:
Compensation	11,925	11,143	10,631
Share-based compensation	4,977	6,963	4,518
Interest	66,617	54,959	43,088
Professional fees	5,044	4,685	3,705
General and administrative	6,954	6,242	5,244
Total operating expenses	95,517	83,992	67,186
Income before taxes	136,588	120,447	110,949
Federal income, excise and other taxes	2,949	1,424	1,135
Deferred taxes	(1,828)	841	(191)
Total income tax provision	1,121	2,265	944
Net investment income	$135,467	$118,182	$110,005
Realized gain (loss)
Non-control/Non-affiliate investments	$20,822	$(46,722)	$(18,062)
Affiliate investments	(6,992)	273	(6,500)
Control investments	—	(260)	(15,047)
Income tax provision	(8,312)	(2,941)	(286)
Total net realized gain (loss) on investments, net of tax	5,518	(49,650)	(39,895)
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(39,307)	916	1,584
Affiliate investments	14,454	6,354	(6,688)
Control investments	(3,125)	(1,188)	18,727
Income tax benefit (provision)	2,146	(3,659)	17
Total net unrealized (depreciation) appreciation on investments, net of tax	(25,832)	2,423	13,640
Net realized and unrealized (losses) gains on investments	(20,314)	(47,227)	(26,255)
Realized loss on extinguishment of debt	(2,156)	(387)	(361)
Realized loss on disposal of fixed assets	(2)	(20)	—
Net increase in net assets from operations	$112,995	$70,548	$83,389

Pre-tax net investment income per share - basic	$2.39	$2.50	$2.72
Net investment income per share – basic	$2.37	$2.46	$2.70
Net increase in net assets from operations – basic	$1.98	$1.47	$2.05
Net increase in net assets from operations - diluted	$1.90	$1.47	$2.05
Weighted average common shares outstanding – basic	56,529,604	47,448,093	40,727,133
Weighted average common shares outstanding – diluted	65,828,805	51,187,714	40,727,133

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except shares)
0	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
0	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2023	36,076,425	$9,604	2,339,512	$(23,937)	$646,586	$(41,845)	$590,408
Issuance of common stock	8,733,315	2,183	—	—	179,204	—	181,387
Cancellation of treasury stock	—	(585)	(2,339,512)	23,937	(23,352)	—	—
Share-based compensation	—	—	—	—	4,518	—	4,518
Issuance of common stock under restricted stock plan, net of forfeitures	293,816	74	—	—	(74)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,797)	(13)	—	—	(1,050)	—	(1,063)
Dividends to shareholders	—	—	—	—	—	(102,925)	(102,925)
Change in restoration plan liability	—	—	—	—	(38)	—	(38)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(8,849)	8,849	—
Net investment income	—	—	—	—	—	110,005	110,005
Net realized loss on investments and extinguishment of debt	—	—	—	—	—	(40,256)	(40,256)
Net unrealized appreciation on investments	—	—	—	—	—	13,640	13,640
Balances at March 31, 2024	45,050,759	$11,263	—	$—	$796,945	$(52,532)	$755,676
Issuance of common stock	7,694,740	1,924	—	—	176,548	—	178,472
Share-based compensation	—	—	—	—	6,963	—	6,963
Issuance of common stock under restricted stock plan, net of forfeitures	274,575	68	—	—	(68)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,278)	(27)	—	—	(2,681)	—	(2,708)
Dividends to shareholders	—	—	—	—	—	(125,267)	(125,267)
Change in restoration plan liability	—	—	—	—	(51)	—	(51)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(18,533)	18,533	—
Net investment income	—	—	—	—	—	118,182	118,182
Net realized loss on investments, extinguishment of debt and disposal of fixed assets	—	—	—	—	—	(50,057)	(50,057)
Net unrealized appreciation on investments	—	—	—	—	—	2,423	2,423
Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633
Issuance of common stock	7,396,112	1,849	—	—	155,927	—	157,776
Share-based compensation	—	—	—	—	4,977	—	4,977
Issuance of common stock under restricted stock plan, net of forfeitures	320,903	80	—	—	(80)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,630)	(13)	—	—	(1,107)	—	(1,120)
Dividends to shareholders	—	—	—	—	—	(147,228)	(147,228)
Change in restoration plan liability	—	—	—	—	(41)	—	(41)
Reclassification for certain permanent book-to-tax differences	—	—	—	—	(43,945)	43,945	—
Net investment income	—	—	—	—	—	135,467	135,467
Net realized gain on investments, extinguishment of debt and disposal of fixed assets	—	—	—	—	—	3,360	3,360
Net unrealized depreciation on investments	—	—	—	—	—	(25,832)	(25,832)
Balances at March 31, 2026	60,577,181	$15,144	—	$—	$1,074,854	$(79,006)	$1,010,992

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Years Ended
	March 31,
	2026	2025	2024
Cash flows from operating activities
Net increase in net assets from operations	$112,995	$70,548	$83,389
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(683,240)	(620,464)	(497,486)
Proceeds from sales and repayments of debt investments in portfolio companies	340,048	276,924	191,407
Proceeds from sales and return of capital of equity investments in portfolio companies	39,307	17,987	4,131
Proceeds from return of capital of investment in I-45 SLF LLC	—	—	12,800
Payment of accreted original issue discounts	2,723	2,453	2,163
Payment of accrued payment-in-kind interest	510	975	—
Depreciation and amortization	6,972	5,865	4,304
Net pension benefit	(67)	(66)	(66)
Realized (gain) loss on investments before income tax	(14,849)	46,760	39,983
Realized loss on extinguishment of debt	2,154	387	361
Realized loss on disposal of fixed assets	2	20	—
Net unrealized depreciation (appreciation) on investments before income tax	27,978	(6,082)	(13,623)
Accretion of discounts on investments	(9,557)	(6,653)	(5,163)
Payment-in-kind interest	(14,066)	(12,930)	(11,234)
Share-based compensation expense	4,977	6,963	4,518
Deferred income taxes	(4,273)	4,782	(119)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(4,435)	(8,078)	(4,829)
Decrease (increase) in escrow receivables	2,711	(1,903)	272
(Increase) decrease in tax receivable	(623)	241	31
Decrease (increase) in other receivables	491	(1,753)	627
Decrease (increase) in other assets	280	(1,380)	(706)
(Decrease) increase in taxes payable	(2,132)	2,487	126
(Decrease) increase in other liabilities	(1,410)	5,659	618
Net cash (used in) provided by operating activities	(193,504)	(217,258)	(188,496)
Cash flows from investing activities
Acquisition of fixed assets	(286)	(1,666)	(13)
Net cash used in investing activities	(286)	(1,666)	(13)
Cash flows from financing activities
Proceeds from common stock offering	157,819	178,493	181,453
Borrowings under Credit Facilities	588,000	368,000	305,000
Repayments of Credit Facilities	(586,000)	(290,000)	(275,000)
Debt issuance costs paid	(2,271)	(1,560)	(10,183)
Proceeds from issuance of SBA Debentures	46,831	21,464	32,196
Proceeds from issuance of September 2030 Notes	344,208	—	—
Proceeds from issuance of 2029 Convertible Notes	—	223,100	—
Proceeds from issuance of August 2028 Notes	—	—	69,719
Redemption of January 2026 Notes	—	(140,000)	—
Redemption of October 2026 Notes	(150,000)	—	—
Redemption of August 2028 Notes	(71,875)	—	—
Dividends to shareholders	(147,228)	(125,267)	(102,925)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,120)	(2,708)	(1,063)
Net cash provided by financing activities	178,364	231,522	199,197
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,426)	12,598	10,688
Cash, cash equivalents and restricted cash at beginning of period	44,871	32,273	21,585
Cash, cash equivalents and restricted cash at end of period	$29,445	$44,871	$32,273
Supplemental cash flow disclosures:
Cash paid for income taxes	$12,318	$1,443	$1,176
Cash paid for interest	63,787	46,586	37,753
Distributions in kind received	—	—	72,481

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended March 31,
	2026	2025	2024
Cash and cash equivalents	$29,045	$43,221	$32,273
Restricted cash	400	1,650	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$29,445	$44,871	$32,273

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	15.66%	SOFR (Q)	12.00%	2.00%	15.66%	4/15/2024	4/13/2029	$140	$130	$92	(7)(10)(16)
	Revolving Loan	18.00%	Fixed				4/15/2024	4/13/2029	541	541	385	(7)(16)
	First Lien	15.66%	SOFR (Q)	12.00%	2.00%	15.66%	4/15/2024	4/13/2029	9,138	9,035	6,396	(7)(16)
	First Lien	8.00%	Fixed			8.00%	11/28/2025	4/13/2029	136	136	96	(7)(16)
										9,842	6,969
Subtotal: Building & Infrastructure Products										9,842	6,969		0.69%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.77%	SOFR (M)	8.00%	2.00%	11.77%	12/20/2022	12/31/2026	5,376	5,367	5,107	(6)
	First Lien - Term Loan B	12.77%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,737	(6)
										10,330	9,844
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(17)	—
	First Lien - Term Loan A	10.92%	SOFR (Q)	7.00%	2.00%	10.92%	12/15/2022	12/15/2027	7,777	7,712	5,911
	First Lien - Term Loan B	8.92%	SOFR (Q)	5.00%	2.00%	8.92%	12/15/2022	12/15/2027	7,413	7,330	5,152	(16)
										15,025	11,063
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(8)	—	(6)(10)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,919	10,000	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,911	10,000
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(2)	—	(10)
	First Lien	10.56%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,237	4,233	4,237
										4,231	4,237
US COURTSCRIPT HOLDINGS, INC.	First Lien	9.92%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	13,400	13,266	13,226

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	11.43%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	5,867	5,742	5,855	(10)(20)
	First Lien - Term Loan A	10.42%	SOFR (Q)	6.50%	1.00%		1/16/2024	11/19/2027	14,479	14,331	14,450
	First Lien - Term Loan B	12.42%	SOFR (Q)	8.50%	1.00%		1/16/2024	11/19/2027	14,479	14,335	14,450
	Delayed Draw Term Loan	11.42%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	3,748	3,692	3,741
										38,100	38,496
Subtotal: Business Services										90,863	86,866		8.59%
Commercial Services & Supplies
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(24)	—	(10)
	First Lien - Term Loan A	8.41%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	14,250	14,163	14,107
	First Lien - Term Loan B	10.41%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	14,250	14,163	14,107
										28,302	28,214
WHITE PLAINS LINEN LLC	Revolving Loan		SOFR	7.75%	2.00%		8/1/2025	5/1/2030	—	(26)	—	(6)(10)
	First Lien - Term Loan A	10.41%	SOFR (Q)	6.75%	2.00%		8/1/2025	5/1/2030	12,200	12,092	11,956	(6)
	First Lien - Term Loan B	12.41%	SOFR (Q)	8.75%	2.00%		8/1/2025	5/1/2030	12,200	12,091	11,956	(6)
										24,157	23,912
Subtotal: Commercial Services & Supplies										52,459	52,126		5.16%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
CLUTCH, INC.	Revolving Loan		SOFR	5.25%	2.00%		11/13/2025	11/13/2030	—	(46)	—	(10)
	First Lien - Term Loan A	7.91%	SOFR (Q)	4.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
	First Lien - Term Loan B	8.91%	SOFR (Q)	5.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
	First Lien - Term Loan C	9.91%	SOFR (Q)	6.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
										41,558	41,607
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(38)	—	(6)(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	12,248	11,616	12,248	(6)
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	12,248	11,610	12,248	(6)
										23,188	24,496
HEAT TRAK, LLC	First Lien - Term Loan A	13.81%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,817	11,247

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
HYBRID PROMOTIONS, LLC	Second Lien	11.91%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,894	15,967	(15)
LASH OPCO, LLC	Revolving Loan		SOFR	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	—	(6)	—	(10)
	First Lien	10.77%	SOFR (Q)	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	18,440	18,294	17,149	(20)
										18,288	17,149
REVO BRANDS, INC.	Revolving Loan		SOFR	7.50%	1.50%		2/21/2024	2/21/2029	—	(88)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,385	10,248	10,022
	First Lien - Term Loan B	11.16%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,385	10,247	10,022
	First Lien - Term Loan C	12.16%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,385	10,246	10,022
										30,653	30,066
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	9.67%	SOFR (Q)	6.00%	1.50%		3/22/2024	3/21/2029	2,000	1,944	2,000	(10)
	First Lien - Term Loan A	8.66%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	14,946	14,748	14,946
	First Lien - Term Loan B	10.66%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	14,946	14,744	14,946
	First Lien	9.66%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,955	6,000
										37,391	37,892
Subtotal: Consumer Products										177,962	178,597		17.67%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.19%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	1,389	1,379	1,378	(10)(20)
	First Lien	9.15%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	22,337	22,117	22,158	(20)
	Delayed Draw Term Loan	9.18%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,113	6,113	6,064	(20)
										29,609	29,600
AMERICAN PET RESORT, LLC	Revolving Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	6,000	5,938	5,950	(10)(20)
	First Lien - Term Loan A	8.70%	SOFR (Q)	5.00%	2.00%		12/17/2025	12/17/2030	13,250	13,139	13,139
	First Lien - Term Loan B	10.70%	SOFR (Q)	7.00%	2.00%		12/17/2025	12/17/2030	13,250	13,139	13,139
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,900	1,867	1,884	(10)(20)
										34,083	34,112

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	Revolving Loan		Fixed			10.00%	8/27/2021	8/31/2029	—	(27)	—	(10)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	14,079	13,942	12,263
	First Lien - Term Loan B	10.00%	Fixed			10.00%	4/12/2023	8/31/2029	14,217	14,080	9,582
										27,995	21,845
BETTER THAN HOME, INC.	Revolving Loan		SOFR	6.00%	1.00%		8/8/2025	8/8/2031	—	(20)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	1.00%		8/8/2025	8/8/2031	12,000	11,880	11,916
	Delayed Draw Term Loan	9.66%	SOFR (Q)	6.00%	1.00%		8/8/2025	8/8/2031	8,300	8,212	8,242	(10)(20)
										20,072	20,158
CAMPANY ROOF MAINTENANCE, LLC	First Lien	11.77%	SOFR (M)	8.00%	1.50%	1.50%	7/26/2024	11/27/2028	13,162	12,920	10,859
CLEARWATER GROUP, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/27/2026	2/27/2031	—	(13)	—	(10)
	First Lien	9.67%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	8,000	7,931	7,931
	Delayed Draw Term Loan	9.70%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	1,500	1,487	1,487	(10)(20)
										9,405	9,418
KINDRED PET SERVICE, LLC (fka RED DOG OPERATIONS HOLDING COMPANY LLC)	Revolving Loan	10.14%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	500	486	495	(6)(10)
	First Lien	10.16%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	10,800	10,713	10,692	(6)
										11,199	11,187
LIFT BRANDS, INC.	Tranche A Term Loan	11.27%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,254	2,254	2,254
	Tranche B Term Loan	9.50%	Fixed				2/1/2024	9/30/2026	793	793	782
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	542
										3,596	3,578
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	6.25%	2.00%		5/15/2025	5/15/2030	—	(16)	—	(10)
	First Lien	9.91%	SOFR (Q)	6.25%	2.00%		5/15/2025	5/15/2030	10,000	9,914	9,850
										9,898	9,850
POOL SERVICE PARTNERS, INC.	Revolving Loan	10.66%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	1,500	1,483	1,470	(6)(10)(20)
	First Lien	10.67%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	11,850	11,665	11,613	(6)(20)
										13,148	13,083

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(59)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,279	16,500
										16,220	16,500
WASH & WAX SYSTEMS LLC	Revolving Loan	9.19%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	293	287	293	(10)(20)
	First Lien	9.17%	SOFR (Q)	5.50%	1.00%	9.17%	4/30/2025	4/30/2028	6,996	6,901	6,996
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	4,900	4,900	4,900
										12,088	12,189
Subtotal: Consumer Services										200,233	192,379		19.03%
Distribution
KMS, LLC	Revolving Loan	9.20%	SOFR (Q)	5.50%	1.00%		12/23/2025	9/29/2028	2,743	2,665	2,743	(7)(10)(15)
	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	4,590	4,535	4,590	(7)(15)
										7,200	7,333
Subtotal: Distribution										7,200	7,333		0.73%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	10.66%	SOFR (Q)	7.00%	2.00%		10/29/2024	10/29/2029	3,750	3,714	3,750	(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		10/29/2024	10/29/2029	11,500	11,411	11,500
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		10/29/2024	10/29/2029	11,500	11,411	11,500
										26,536	26,750
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	2,315	(6)(16)
Subtotal: Education										36,039	29,065		2.87%
Energy Services
ACE GATHERING, INC.	First Lien	10.42%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	3,146	3,135	3,147	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan		SOFR	6.75%	1.00%		8/23/2022	6/29/2029	—	(32)	—	(9)(10)(22)
	First Lien	10.71%	SOFR (Q)	6.75%	1.00%		8/23/2022	6/29/2029	8,445	8,337	8,445	(9)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		12/30/2025	6/29/2029	—	(93)	—	(9)(10)(22)
										8,212	8,445

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(8)	—	(10)
	First Lien	11.81%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,581	10,557	10,581
										10,549	10,581
Subtotal: Energy Services										21,896	22,173		2.19%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	1,852	1,852	1,852	(6)(10)
	First Lien	10.28%	SOFR (M)	6.50%	1.00%	10.28%	11/6/2023	11/6/2028	3,928	3,928	3,928	(6)
										5,780	5,780
ISLAND PUMP AND TANK, LLC	Revolving Loan	10.92%	SOFR (Q)	7.00%	2.00%		3/2/2023	5/17/2029	3,479	3,445	2,957
	First Lien - Term Loan A	9.92%	SOFR (Q)	6.00%	2.00%		2/23/2024	5/17/2029	12,218	12,088	10,385
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.00%	2.00%		2/23/2024	5/17/2029	12,218	12,088	10,385
	First Lien - Term Loan C	11.92%	SOFR (Q)	8.00%	2.00%		2/23/2024	5/17/2029	12,218	12,082	10,385
										39,703	34,112
Subtotal: Environmental Services										45,483	39,892		3.95%
Financial Services
INDINERO GROUP, INC.	Revolving Loan	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	450	440	439	(10)
	First Lien	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	9,514	9,418	9,410
										9,858	9,849
INSURE HOMES CORPORATION	Tranche B Term Loan	11.17%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	23,500	23,234	23,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.16%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,913	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,092	10,012	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,090	10,012	(7)
										22,182	20,024
Subtotal: Financial Services										65,187	63,373		6.27%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.31%	SOFR (Q)	8.50%	1.00%	12.31%	3/28/2025	3/28/2028	6,455	6,455	6,455	(6)
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.50%	1.00%	12.31%	3/28/2025	3/28/2028	6,455	6,455	5,241	(6)
	First Lien - Term Loan C	12.36%	SOFR (Q)	8.50%	1.00%	12.36%	3/27/2026	3/28/2028	246	246	246	(6)
										13,156	11,942

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CHALET DESSERTS, LLC	Revolving Loan		SOFR	7.00%	2.00%		3/13/2026	3/13/2031	—	(40)	—
	First Lien	10.67%	SOFR (Q)	7.00%	2.00%		3/13/2026	3/13/2031	12,750	12,624	12,624
										12,584	12,624
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	9.68%	SOFR (M)	6.00%	2.00%		6/21/2024	12/31/2026	14,197	14,129	14,197	(20)
	First Lien - Term Loan B	10.68%	SOFR (M)	7.00%	2.00%		6/21/2024	12/31/2026	14,197	14,112	14,197	(20)
	First Lien - Term Loan C	11.68%	SOFR (M)	8.00%	2.00%		6/21/2024	12/31/2026	14,197	14,112	14,197	(20)
										42,353	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	10.77%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	353	344	325	(10)(20)
	First Lien	10.77%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,826	3,779	3,520	(20)
										4,123	3,845
MAMMOTH BORROWCO, INC.	Revolving Loan	9.92%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,350	3,300	3,126	(10)(20)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,461	10,302	9,760
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,461	10,299	9,770
	Delayed Draw Term Loan	9.92%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,825	2,770	2,635	(20)
										26,671	25,291
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(16)	—
	First Lien	12.81%	SOFR (Q)	9.00%	1.00%	12.81%	8/10/2021	2/10/2027	25,783	25,655	22,999
	Delayed Draw Term Loan		Fixed			7.00%	10/2/2025	2/10/2027	—	—	—	(10)
										25,639	22,999
NEW SKINNY MIXES, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/21/2022	12/21/2027	—	(28)	—	(10)
	First Lien	11.86%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,890	13,000
										12,862	13,000
Subtotal: Food, Agriculture & Beverage										137,388	132,292		13.09%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	10.66%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,000	980	1,000	(6)(10)
	First Lien	10.66%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	20,616	20,482	20,616	(6)
										21,462	21,616

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
COMMAND GROUP ACQUISITION, LLC	First Lien	10.66%	SOFR (Q)	7.00%	2.00%		2/15/2024	2/15/2029	6,000	5,921	6,000	(6)
SCRIP, INC.	First Lien	11.84%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,792	17,764	15,230
Subtotal: Healthcare Equipment & Supplies										45,147	42,846		4.24%
Healthcare Products
DWS BUYER LLC	Revolving Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(17)	—	(10)
	First Lien	9.13%	SOFR (Q)	5.50%	0.75%		7/29/2025	7/29/2031	6,535	6,446	6,437	(20)
	Delayed Draw Term Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(14)	—	(10)
										6,415	6,437
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.25%	1.00%		6/6/2022	6/5/2028	—	(13)	—	(10)
	First Lien	9.85%	SOFR (S)	6.25%	1.00%		6/6/2022	6/5/2028	18,866	18,734	18,300
										18,721	18,300
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.50%	1.00%		4/4/2022	4/3/2028	—	(11)	—	(10)
	First Lien	9.27%	SOFR (M)	5.50%	1.00%		4/4/2022	4/3/2028	10,998	10,916	10,998
										10,905	10,998
Subtotal: Healthcare Products										36,041	35,735		3.53%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	20.00%	Fixed			20.00%	12/11/2020	11/24/2032	218	218	218	(6)
	First Lien - Term Loan A	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,360	3,360	3,360	(6)
	First Lien - Term Loan B	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,023	3,023	1,342	(6)(16)
	Delayed Draw Term Loan	20.00%	Fixed			20.00%	4/1/2025	11/24/2032	887	887	887	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	11/24/2025	11/24/2032	1,021	1,021	1,021	(6)
										8,509	6,828
ARKSTONE MEDICAL SOLUTIONS LLC	Revolving Loan		SOFR	7.00%	1.50%		3/31/2026	3/31/2031	—	(35)	—	(10)
	First Lien - Term Loan A	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	15,000	14,850	14,850
	First Lien - Term Loan B	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	2,500	2,475	2,475
										17,290	17,325
CAVALIER BUYER, INC.	First Lien	9.42%	SOFR (Q)	5.75%	2.00%		2/10/2023	2/10/2028	15,433	15,322	15,432	(20)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	4,175	4,125	4,175
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	4,175	4,125	4,175
										8,229	8,350
CITYVET INC.	First Lien	10.66%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	45,000	44,351	44,190
CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,250	1,239	1,250	(10)(20)
	First Lien	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,358	5,400
	Delayed Draw Term Loan	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	759	750	759	(10)
										7,347	7,409
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	13.27%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	783	781	721
	First Lien	13.27%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	8,313	8,208	7,648
										8,989	8,369
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(10)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,414	7,418
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,412	7,417
										14,816	14,835
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(22)	—	(10)
	First Lien - Term Loan A	9.16%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,987	8,050
	First Lien - Term Loan B	11.16%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,986	8,050
	Delayed Draw Term Loan	10.16%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	600	595	600	(10)
										16,546	16,700

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	9.81%	SOFR (Q)	6.00%	1.00%		5/14/2021	5/14/2027	1,000	975	1,000	(10)
	First Lien - Term Loan A	8.81%	SOFR (Q)	5.00%	1.00%		3/21/2023	5/14/2027	7,357	7,328	7,357
	First Lien - Term Loan B	10.81%	SOFR (Q)	7.00%	1.00%		3/21/2023	5/14/2027	7,357	7,328	7,357
	First Lien - Term Loan C	9.81%	SOFR (Q)	6.00%	1.00%		3/21/2023	5/14/2027	5,101	5,065	5,101
	First Lien - Term Loan D	9.81%	SOFR (Q)	6.00%	1.00%		10/27/2023	5/14/2027	12,855	12,735	12,855
										33,431	33,670
PYRAMIDS ACQUISITION, LLC	Revolving Loan		SOFR	5.75%	2.00%		12/23/2025	12/23/2030	—	—	—	(10)
	First Lien	9.44%	SOFR (Q)	5.75%	2.00%		12/23/2025	12/23/2030	18,338	18,187	18,172
										18,187	18,172
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/9/2026	—	(3)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/9/2026	14,473	14,473	14,473	(6)
										14,470	14,473
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	4,336	4,336	4,336	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	5,238	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	1,679	(7)(16)
										26,560	11,253
SUPERIOR HEALTH PARENT LLC	Revolving Loan		SOFR	6.25%	1.50%		12/26/2024	12/26/2030	—	(18)	—	(10)
	First Lien	9.96%	SOFR (Q)	6.25%	1.50%		12/26/2024	12/26/2030	17,500	17,390	17,290
	Delayed Draw Term Loan	9.91%	SOFR (Q)	6.25%	1.50%		12/26/2024	12/26/2030	5,700	5,581	5,632	(10)(20)
										22,953	22,922
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	10.91%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,420	7,387	(6)
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	(20)	—	(10)
	First Lien	10.16%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	15,250	15,147	15,143
	Delayed Draw Term Loan	10.17%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	16,350	16,231	16,236	(10)(20)
										31,358	31,379
Subtotal: Healthcare Services										295,778	278,694		27.57%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.28%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2026	6,500	6,479	6,370	(15)
	First Lien - Term Loan B	12.28%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2026	6,500	6,479	6,370	(15)
	First Lien - Term Loan C	10.28%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2026	7,810	7,788	7,716	(15)
	First Lien - Term Loan D	12.28%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2026	7,810	7,788	7,716	(15)
										28,534	28,172
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(15)	—	(10)
	First Lien	11.66%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,590	6,536	6,537
										6,521	6,537
SUREKAP, LLC	First Lien - Term Loan A	9.65%	SOFR (Q)	6.00%	1.50%		6/24/2024	6/25/2029	19,089	18,963	17,562
	First Lien - Term Loan B	11.65%	SOFR (Q)	8.00%	1.50%		6/24/2024	6/25/2029	19,089	18,961	17,562
	Delayed Draw Term Loan		SOFR	7.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,924	35,124
Subtotal: Industrial Machinery										72,979	69,833		6.91%
Industrial Products
LLFLEX, LLC	Second Lien	11.81%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	12/31/2029	10,303	10,170	8,964	(15)
SERVERLIFT, LLC	Revolving Loan		SOFR	5.25%	2.00%		12/31/2024	12/31/2029	—	(33)	—	(10)
	First Lien - Term Loan A	7.91%	SOFR (Q)	4.25%	2.00%		12/31/2024	12/31/2029	15,250	15,144	15,250
	First Lien - Term Loan B	9.91%	SOFR (Q)	6.25%	2.00%		12/31/2024	12/31/2029	15,250	15,143	15,250
										30,254	30,500
Subtotal: Industrial Products										40,424	39,464		3.90%
Industrial Services
MISSION CRITICAL GROUP, LLC	Revolving Loan		SOFR	5.50%	1.00%		6/18/2025	4/17/2030	—	(32)	—	(10)
	First Lien	9.17%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	10,922	10,731	10,922
	Delayed Draw Term Loan	9.17%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	2,429	2,366	2,429	(10)
										13,065	13,351

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
PATRIOT INTERMEDIATE HOLDCO, LLC	Revolving Loan	10.17%	SOFR (Q)	6.50%	2.00%		1/9/2026	1/9/2031	2,000	1,904	1,904	(10)
	First Lien - Term Loan A	9.15%	SOFR (Q)	5.50%	2.00%		1/9/2026	1/9/2031	10,500	10,400	10,400
	First Lien - Term Loan B	11.15%	SOFR (Q)	7.50%	2.00%		1/9/2026	1/9/2031	10,500	10,400	10,400
										22,704	22,704
PRECISION SPRAY & COATINGS, LLC	Revolving Loan	11.16%	SOFR (Q)	7.50%	2.00%		2/24/2026	8/1/2030	500	490	490	(6)(10)
	First Lien	11.16%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,964	4,000	(6)
										4,454	4,490
UPS INTERMEDIATE, LLC	First Lien	10.17%	SOFR (M)	6.50%	1.00%		7/31/2024	7/27/2029	12,551	12,353	12,280	(15)(20)
Subtotal: Industrial Services										52,576	52,825		5.23%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.35%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	2,346	2,307	2,346	(10)
	First Lien	10.35%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	26,220	26,119	26,220	(19)
										28,426	28,566
ACCELERATION PARTNERS	First Lien	11.60%	SOFR (Q)	7.79%	1.00%		12/1/2020	1/2/2029	20,134	19,963	19,690	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	9.56%	SOFR (Q)	5.75%	2.00%		5/1/2023	5/1/2028	800	783	800	(9)(10)(22)
	First Lien - Term Loan A	8.56%	SOFR (Q)	4.75%	2.00%		5/1/2023	5/1/2028	8,775	8,688	8,775	(9)(22)
	First Lien - Term Loan B	10.56%	SOFR (Q)	6.75%	2.00%		5/1/2023	5/1/2028	8,775	8,686	8,775	(9)(22)
	First Lien	9.56%	SOFR (Q)	5.75%	2.00%		10/31/2025	5/1/2028	1,952	1,918	1,952	(9)(22)
										20,075	20,302
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(14)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,663	6,615	6,556
	First Lien - Term Loan B	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,663	6,615	6,556
	First Lien - Term Loan C	9.81%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,312	11,249	11,130
	First Lien - Term Loan D	9.81%	SOFR (Q)	6.00%	2.00%		3/11/2026	8/6/2027	11,700	11,616	11,513
	Delayed Draw Term Loan	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,547	3,499	3,490	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										39,965	39,630
FMT SOLUTIONS, LLC	First Lien	11.16%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,697	6,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	5.75%	1.00%		12/1/2023	12/1/2028	—	(16)	—	(10)
	First Lien - Term Loan A	8.41%	SOFR (Q)	4.75%	1.00%		12/1/2023	12/1/2028	18,224	18,122	18,224
	First Lien - Term Loan B	10.41%	SOFR (Q)	6.75%	1.00%		12/1/2023	12/1/2028	18,224	18,122	18,224
	Delayed Draw Term Loan	9.41%	SOFR (Q)	5.75%	1.00%		4/3/2025	12/1/2028	5,500	5,413	5,500	(10)
										41,641	41,948
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(8)	—	(6)(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,581	6,523	6,450	(6)
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,581	6,523	6,450	(6)
										13,038	12,900
SOCIALSEO, LLC	Revolving Loan	11.17%	SOFR (M)	7.50%	2.00%		3/6/2025	6/24/2027	1,200	1,184	1,140	(10)
	First Lien - Term Loan A	10.17%	SOFR (M)	6.50%	2.00%		3/6/2025	6/24/2027	10,125	10,068	9,618
	First Lien - Term Loan B	12.17%	SOFR (M)	8.50%	2.00%		3/6/2025	6/24/2027	10,125	10,067	9,618
										21,319	20,376
Subtotal: Media & Marketing										191,124	190,162		18.81%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.19%	SOFR (M)	6.50%	1.00%	10.19%	11/20/2024	6/1/2027	4,269	4,178	3,842	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										4,178	3,842
LDG ACQUISITION COMPANY, LLC	Revolving Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	(28)	—	(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		12/12/2025	12/12/2030	8,350	7,896	8,266
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		12/12/2025	12/12/2030	8,350	7,896	8,266
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	—	—	(10)
										15,764	16,532
Subtotal: Movies & Entertainment										19,942	20,374		2.02%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(6)	—	(10)
	First Lien - Term Loan A	11.17%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,775	4,764	4,775
	First Lien - Term Loan B	13.17%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,775	4,764	4,775
	First Lien	12.17%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	19,850	19,738	19,850
	Delayed Draw Term Loan	12.17%	SOFR (M)	8.50%	1.00%		3/16/2018	11/20/2026	4,183	4,156	4,183
										33,416	33,583
MONROE BIOMEDICAL RESEARCH, LLC	Revolving Loan	9.70%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	1,750	1,729	1,715	(10)(20)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	11,500	11,419	11,270
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		11/10/2025	11/8/2030	—	—	—	(10)
										13,148	12,985
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										46,564	46,568		4.61%
Research & Consulting Services
ARMKO, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/15/2025	12/16/2030	—	(21)	—	(10)
	First Lien	9.18%	SOFR (M)	5.50%	1.00%		12/15/2025	12/16/2030	16,250	16,134	16,137
										16,113	16,137
ENSTOA, INC.	First Lien	9.67%	SOFR (M)	6.00%	1.00%		5/1/2025	5/1/2030	9,259	9,120	9,259
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	1.00%		5/1/2025	5/1/2030	4,841	4,723	4,841	(10)
										13,843	14,100
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(41)	—	(10)
	First Lien - Term Loan A	8.56%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,850	15,000
	First Lien - Term Loan B	10.56%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,852	15,000
										29,661	30,000
SPHERIX GLOBAL INSIGHTS US, INC.	Revolving Loan		SOFR	6.50%	2.00%		3/10/2026	3/10/2031	—	(22)	—	(10)
	First Lien - Term Loan A	9.17%	SOFR (Q)	5.50%	2.00%		3/10/2026	3/10/2031	9,500	9,429	9,429
	First Lien - Term Loan B	11.17%	SOFR (Q)	7.50%	2.00%		3/10/2026	3/10/2031	9,500	9,429	9,429
										18,836	18,858

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.75%	2.00%		10/29/2024	10/29/2029	—	(7)	—	(10)
	First Lien	10.41%	SOFR (Q)	6.75%	2.00%		10/29/2024	10/29/2029	4,000	3,969	3,961
										3,962	3,961
Subtotal: Research & Consulting Services										82,415	83,056		8.22%
Restaurants
RODIZIO OPCO LLC	Revolving Loan		SOFR	6.00%	2.00%		11/20/2025	11/20/2030	—	(14)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		11/20/2025	11/20/2030	9,168	9,103	9,103
										9,089	9,103
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(15)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,908	7,760
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,906	7,760
										15,799	15,520
Subtotal: Restaurants										24,888	24,623		2.44%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(13)	—
	First Lien - Term Loan A	11.92%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	9,000	8,848	8,370
										8,835	8,370
CADMIUM, LLC	Revolving Loan	10.96%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	614	605
	First Lien	10.96%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	7,984	7,968	7,847
										8,582	8,452
INFOGAIN CORPORATION	First Lien	9.52%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,673	3,650	3,673
ISI ENTERPRISES, LLC	Revolving Loan	10.93%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	900	883	900	(10)(20)
	First Lien	10.92%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	5,816	5,748	5,777	(20)
										6,631	6,677
ZENFOLIO INC.	Revolving Loan	11.30%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	3,500	3,469	3,500	(10)(20)
	First Lien	11.30%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,588	19,488	19,588
										22,957	23,088
Subtotal: Software & IT Services										50,655	50,260		4.97%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	9.92%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,250	2,230	2,250	(10)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	9,250	9,186	9,250
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,187	9,250
										20,603	20,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CATBIRD NYC, LLC	Revolving Loan	10.85%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	1,000	971	996	(6)(10)
	First Lien	10.81%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	14,177	14,101	14,121	(6)
										15,072	15,117
Subtotal: Specialty Retail										35,675	35,867		3.55%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.10%	SOFR (Q)	6.25%	1.00%		3/12/2024	12/29/2027	3,335	3,316	2,334
TRAFERA, LLC	First Lien	12.56%	SOFR (Q)	8.75%	1.00%		9/30/2020	9/30/2027	5,475	5,465	4,982	(15)
Subtotal: Technology Products & Components										8,781	7,316		0.72%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	11.17%	SOFR (Q)	7.50%	2.00%	2.75%	3/11/2024	12/31/2028	2,356	2,356	1,885
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,670	2,199
MERCURY ACQUISITION 2021, LLC	First Lien - Term Loan A	12.98%	SOFR (Q)	9.00%	1.00%	12.98%	3/25/2026	1/3/2028	6,479	6,459	5,961	(7)
	First Lien - Term Loan B	12.98%	SOFR (Q)	9.00%	1.00%	12.98%	3/25/2026	1/3/2028	6,479	6,459	5,961	(7)
										12,918	11,922
U.S. TELEPACIFIC CORP.	First Lien	13.75%	P (M)	7.00%	1.00%	7.00%	3/19/2024	5/4/2026	2,738	2,738	1,106
	Third Lien	—%					3/18/2024	5/3/2027	230	230	58
										2,968	1,164
UNWIRED BROADBAND, LLC	First Lien	10.10%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	18,880	18,588	18,540
	Delayed Draw Term Loan A	10.10%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	1,186	1,068	1,165	(10)
	Delayed Draw Term Loan B	12.60%	SOFR (M)	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	4,866	4,765	4,778	(10)
										24,421	24,483
Subtotal: Telecommunications										42,977	39,768		3.93%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	First Lien	12.81%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	26,641	26,139	26,641
ITA HOLDINGS GROUP, LLC	Revolving Loan	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,491	3,525	(6)
	First Lien - Term Loan A	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,982	14,811	(6)
	First Lien - Term Loan B	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,961	14,840	(6)
	First Lien - Term Loan C	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	21,150	21,150	21,171	(6)
	First Lien - Term Loan D	10.81%	SOFR (Q)	7.00%	2.00%		3/4/2026	6/21/2027	7,050	7,050	7,050	(6)
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		3/4/2026	6/21/2027	—	—	—	(6)(10)
										59,634	61,397
Subtotal: Transportation & Logistics										85,773	88,038		8.71%
Total: Debt Investments									$1,999,077	$1,976,291	$1,916,494		189.57%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
		Warrants (Expiration - December 18, 2030)	12/18/2025	—	—	(7)(9)(13)
				105	—
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	166	(6)(9)(13)
	5,435,211	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	166
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,232	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,529	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,311	(9)(13)
	211,863	Class D-4 Units	10/31/2022	212	268	(9)(13)
	211,466	Class D-5 Units	1/10/2023	211	263	(9)(13)
				1,423	1,842
Subtotal: Business Services				6,641	5,769		0.57%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,773.36	Class A Preferred Units	9/19/2024	830	1,928	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	335	(6)(9)(13)
Subtotal: Commercial Services & Supplies				2,065	3,163		0.31%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	1,004
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	6,855	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	1,805	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	757	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,332	(9)(13)(22)
				636	2,089
TRU FRAGRANCE & BEAUTY LLC	1,018,821	Preferred Units	3/22/2024	1,019	1,674	(9)(11)(13)
Subtotal: Consumer Products				7,020	13,427		1.33%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	—	(9)(13)
CLEARWATER GROUP, LLC	1,000,000	Class A Units	2/27/2026	1,000	1,000	(9)(13)
KINDRED PET SERVICE, LLC (FKA RED DOG OPERATIONS HOLDING COMPANY LLC)	1,244	Class A Units	11/15/2024	1,244	674	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	769	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	2,728
Subtotal: Consumer Services				10,085	6,313		0.62%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	10,310	(7)
Subtotal: Distribution				6,305	10,310		1.02%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	1,778	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	1,778
Subtotal: Education				6,201	1,778		0.18%
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	12	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	7,534	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	7,546

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	—	(9)(13)
Subtotal: Environmental Services				4,911	7,546		0.75%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(11)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	591	(7)(9)(13)
				2,092	2,591
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	13,596		1.34%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
CHALET DESSERTS, LLC	750,000	Class A Units	3/13/2026	750	750	(9)(13)
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,917	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	430	(9)(13)
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	—	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
	1	Class E Unit	10/2/2025	—	—	(9)(13)
				1,630	—
Subtotal: Food, Agriculture & Beverage				9,115	3,097		0.31%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,510	(6)(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	—
Subtotal: Healthcare Equipment & Supplies				3,474	4,673		0.46%
Healthcare Products
DWS BUYER LLC	250	Series A Units	7/29/2025	250	250	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				850	513		0.05%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Services
AAC NEW HOLDCO INC.	11,909,274	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - November 24, 2032)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,973	Preferred Units	2/10/2023	930	1,148	(9)(13)
	871,973	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,148
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	2,551	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,066	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	110,942.5	Class A Units	9/29/2023	1,131	736	(9)(13)
OPCO BORROWER, LLC	1,111	Common Shares	4/26/2024	207	1,006	(11)
PYRAMIDS ACQUISITION, LLC	90,909.09	Preferred Units	12/23/2025	500	500	(9)(13)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				20,925	8,681		0.86%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	726	(9)(13)
SUREKAP, LLC	430,145	Common Units	6/24/2024	500	—	(9)(13)
Subtotal: Industrial Machinery				1,500	726		0.07%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	2,714	(6)(9)(11)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	2,830	(9)(11)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	10,953	(9)(11)(13)
Subtotal: Industrial Products				3,488	16,497		1.63%
Industrial Services
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,486	(6)(9)(13)
Subtotal: Industrial Services				2,000	2,486		0.25%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,970	(9)(13)
	1,611.22	Common Units	6/13/2022	107	15	(9)(13)
				1,000	1,985
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	746	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	746
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	949	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	949
EXACT BORROWER, LLC	629.465	Common Units	12/7/2022	629	977
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,485	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	464	(9)(13)
				1,302	1,949
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	649	549	(9)(10)(11)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	554	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	1,852	(9)(13)
	793.67	Class G Guarantee Units	2/26/2026	—	—	(9)(13)
				1,313	1,852
Subtotal: Media & Marketing				7,676	9,561		0.95%
Movies & Entertainment
CRAFTY APES, LLC	1,519	Class A Common Units	11/20/2024	4,730	1,555	(6)
LDG ACQUISITION COMPANY, LLC		Warrants (Expiration - December 13, 2032)	12/12/2025	782	782	(9)(13)
Subtotal: Movies & Entertainment				5,512	2,337		0.23%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,826	Units of Class A Common Stock	11/15/2017	1,753	5,026	(9)(11)(13)
MONROE BIOMEDICAL RESEARCH, LLC	50,000	Class A Common Units	11/10/2025	500	219	(9)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				8,491	5,245		0.52%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Research & Consulting Services
ARMKO, LLC	400	Class A Common Units	12/15/2025	400	400	(9)(13)
ENSTOA, INC.	181,823.83	Class A Units	5/1/2025	1,818	1,065	(9)(13)
FS VECTOR LLC	1,281	Common Units	4/26/2023	1,333	2,098	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				4,051	4,063		0.40%
Restaurants
RODIZIO OPCO LLC	495.87	Common Units	11/20/2025	750	750	(9)(13)
Subtotal: Restaurants				750	750		0.07%
Software & IT Services
ACACIA BUYERCO V LLC	13,773	Class A-1 Units	10/3/2025	14	8	(9)(13)
	1,000,000	Class B-2 Units	11/25/2022	1,000	587	(9)(13)
				1,014	595
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,040
	166,667	Series A-1 Preferred Units	6/7/2023	167	258
	275,238	Series A-2 Preferred Units	9/30/2025	319	330
				1,486	1,628
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	3,061	(9)(13)
	9,812	Series E Preferred Units	12/11/2025	17	17
				1,615	3,078
Subtotal: Software & IT Services				5,475	5,575		0.55%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,391	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,941	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	853	(6)(9)(10)(11)(13)
				1,500	2,794
Subtotal: Specialty Retail				2,500	4,185		0.41%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,127	(9)(13)
TRAFERA, LLC	896	Class A Units	11/15/2019	1,205	—	(9)(13)
Subtotal: Technology Products & Components				4,097	1,127		0.11%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,505	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	160	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,467
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(7)(9)(13)
	3,761,173	Series A Preferred Units	3/25/2026	3,859	3,859	(7)
	3,975,574	Series B Preferred Units	3/25/2026	—	—	(7)
	98,265	Series C Preferred Units	3/25/2026	—	—	(7)
				3,859	3,859
Subtotal: Telecommunications				5,481	6,326		0.63%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,749	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	50	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	28	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	28	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	11	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	62	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	45	(9)(13)
		Warrants (Expiration - February 25, 2036)	2/24/2026	67	67	(9)(13)
				2,410	3,040
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	11,413	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	13,743	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	10,974	(6)(9)(11)(13)
				5,829	36,130
Subtotal: Transportation & Logistics				8,239	39,170		3.87%
Total: Equity Investments				$139,737	$176,914		17.50%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Other Financial Instruments	Units	Type

Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	$3,457	$4,038	(9)(13)
Subtotal: Financial Services				3,457	4,038		0.40%
Total: Other Financial Instruments				$3,457	$4,038		0.40%

Total Investments				$2,119,485	$2,097,446		207.46%

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
(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at March 31, 2026. Certain investments are subject to an interest rate floor. As noted above, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
(4)The Company's investment portfolio is comprised entirely of debt and equity securities, along with other financial instruments, of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not readily available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the valuation committee comprised of certain officers of the Company (the "Valuation Committee") as the valuation designee of the Board of Directors (the "Valuation Designee") pursuant to Rule 2a-5 under the Investment Company Act of 1940, as amended (the “1940 Act”), using significant unobservable Level 3 inputs. Refer to Note 4 - Fair Value Measurements for further discussion.
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At March 31, 2026, the Company held $1,682.4 million of non-control/non-affiliate investments, which represented approximately 80.2% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 166.5%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At March 31, 2026, the Company held $340.8 million of affiliate investments, which represented approximately 16.3% of the Company’s investment assets. The fair value of these investments as a percent of net assets is 33.7%.
(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At March 31, 2026, the Company held $74.3 million of control investments, which represented approximately 3.5% of the Company's investment assets. The fair value of these investments as a percent of net assets is 7.3%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of March 31, 2026, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, approximately 8.1% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of March 31, 2026. Refer to Note 12 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of March 31, 2026, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $109.0 million; cumulative gross unrealized depreciation for federal income tax purposes was $133.8 million. Cumulative net unrealized depreciation was $24.8 million, based on a tax cost of $2,122.3 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of March 31, 2026, represented 207.5% of the Company's net assets or 96.3% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of March 31, 2026, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of March 31, 2026.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
As of March 31, 2026, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Aerospace & Defense
EDGE AUTONOMY HOLDINGS, LLC	Revolving Loan		SOFR	7.50%	2.00%		4/21/2023	4/21/2028	$—	$(73)	$—	(10)
	First Lien - Term Loan A	10.98%	SOFR (Q)	6.50%	2.00%		4/21/2023	4/21/2028	17,500	17,182	17,500
	First Lien - Term Loan B	12.98%	SOFR (Q)	8.50%	2.00%		4/21/2023	4/21/2028	17,500	17,184	17,500
	First Lien	11.94%	SOFR (Q)	7.50%	2.00%		10/31/2024	4/21/2028	17,500	17,263	17,500
										51,556	52,500
STELLANT MIDCO, LLC	First Lien	9.92%	SOFR (M)	5.50%	0.75%		3/7/2024	10/2/2028	1,776	1,765	1,767
	First Lien	10.17%	SOFR (M)	5.75%	0.75%		3/7/2024	10/2/2028	788	776	784
										2,541	2,551
Subtotal: Aerospace & Defense										54,097	55,051		6.23%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	14.30%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	100	88	85	(7)(10)
	First Lien	14.31%	SOFR (Q)	10.00%	2.00%		4/15/2024	4/13/2029	8,750	8,637	7,437	(7)
										8,725	7,522
Subtotal: Building & Infrastructure Products										8,725	7,522		0.85%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.92%	SOFR (M)	7.50%	2.00%	11.92%	12/20/2022	12/31/2026	4,766	4,753	4,766	(6)
	First Lien - Term Loan B	13.92%	SOFR (M)	9.50%	2.00%	13.92%	12/20/2022	12/31/2026	4,985	4,963	4,985	(6)
										9,716	9,751
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(27)	—
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	2.00%	7.00%	12/15/2022	12/15/2027	7,099	7,012	6,105
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	2.00%	9.00%	12/15/2022	12/15/2027	7,099	7,010	6,105
										13,995	12,210
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(10)	—	(6)(10)
	First Lien	10.29%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,902	9,902	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,892	9,902
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(11)	—	(10)
	First Lien	11.21%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,312	4,286	4,312
										4,275	4,312

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
US COURTSCRIPT HOLDINGS, INC.	First Lien	10.57%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	14,800	14,625	14,800
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	5,333	5,266	5,205	(10)(20)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2026	14,479	14,290	14,132
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2026	14,479	14,294	14,132
	Delayed Draw Term Loan	12.57%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2026	3,748	3,691	3,659
										37,541	37,128
Subtotal: Business Services										90,044	88,103		9.97%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	Revolving Loan		SOFR	6.00%	1.50%		9/19/2024	9/19/2029	—	(47)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		9/19/2024	9/19/2029	26,557	26,054	26,348
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		10/31/2024	9/19/2029	—	(48)	—	(10)
										25,959	26,348
VP MOVE PURCHASER, INC.	Revolving Loan	10.08%	SOFR (Q)	5.75%	2.00%		2/3/2025	2/4/2030	300	269	269	(10)
	First Lien - Term Loan A	9.04%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
	First Lien - Term Loan B	11.04%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	15,000	14,890	14,890
										30,049	30,049
Subtotal: Commercial Services & Supplies										56,008	56,397		6.38%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(48)	—	(6)(10)
	First Lien - Term Loan A	10.30%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
	First Lien - Term Loan B	12.30%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	15,000	14,082	14,082	(6)
										28,116	28,164
HEAT TRAK, LLC	First Lien - Term Loan A	14.46%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,480	9,775
	First Lien - Term Loan E	14.45%	SOFR (Q)	10.00%	2.00%		3/28/2025	12/31/2025	2,500	2,500	2,500
										12,980	12,275
HYBRID PROMOTIONS, LLC	Second Lien	12.56%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,841	15,871	(15)
LASH OPCO, LLC	Revolving Loan	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	866	863	823
	First Lien	11.39%	SOFR (Q)	7.00%	1.00%		12/29/2021	3/18/2026	17,618	17,448	16,737
										18,311	17,560

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
REVO BRANDS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	2,700	2,590	2,697	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,776	10,596	10,593
	First Lien - Term Loan C	12.81%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,776	10,595	10,581
										34,377	34,464
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan		SOFR	6.00%	1.50%		3/22/2024	3/21/2029	—	(64)	—	(10)
	First Lien - Term Loan A	9.31%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	15,099	14,845	15,099
	First Lien - Term Loan B	11.31%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	15,099	14,843	15,099
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,943	5,943
										35,567	36,141
Subtotal: Consumer Products										145,365	144,648		16.37%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	695	682	685	(6)(10)
	First Lien	9.82%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	21,077	20,849	20,761	(6)
	Delayed Draw Term Loan	9.81%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	2,937	2,937	2,893	(6)(10)
										24,468	24,339
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		SOFR	8.00%	1.00%		8/27/2021	8/27/2026	—	(17)	—	(10)
	First Lien - Term Loan A	11.57%	SOFR (Q)	7.00%	1.00%		8/27/2021	8/27/2026	13,261	13,155	11,802
	First Lien - Term Loan B	13.57%	SOFR (Q)	9.00%	1.00%		4/12/2023	8/27/2026	13,261	13,155	11,802
										26,293	23,604
CAMPANY ROOF MAINTENANCE, LLC	Revolving Loan		SOFR	6.75%	1.50%		7/26/2024	11/27/2028	—	(20)	—	(10)
	First Lien	11.17%	SOFR (M)	6.75%	1.50%		7/26/2024	11/27/2028	15,353	15,034	14,739
										15,014	14,739
LIFT BRANDS, INC.	Tranche A Term Loan	11.92%	SOFR (M)	7.50%	1.00%		2/1/2024	6/29/2025	2,426	2,426	2,422
	Tranche B Term Loan	9.50%	Fixed			9.50%	2/1/2024	6/29/2025	727	727	693
	Tranche C Loan	—%					2/1/2024	6/29/2025	565	565	538
										3,718	3,653

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
POOL SERVICE PARTNERS, INC.	Revolving Loan		SOFR	7.00%	2.00%		12/20/2023	12/20/2028	—	(24)	—	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,000	4,920	4,765	(6)
	Delayed Draw Term Loan	11.30%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	5,400	5,322	5,146	(6)
										10,218	9,911
RED DOG OPERATIONS HOLDING COMPANY LLC	Revolving Loan		SOFR	6.50%	2.00%		11/15/2024	11/15/2029	—	(18)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	7,500	7,429	7,425	(6)
										7,411	7,425
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(79)	—	(10)
	First Lien	10.31%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	10,000	9,833	10,000
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(39)	—	(10)
										9,715	10,000
ZIPS CAR WASH, LLC	Delayed Draw Term Loan - A	—%					2/11/2022	1/16/2025	14,072	14,072	11,539	(16)(23)
	Delayed Draw Term Loan - B	—%					2/11/2022	1/16/2025	3,527	3,527	2,892	(16)(23)
	DIP Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	2/10/2025	10/10/2025	878	878	878	(20)
	Roll Up Term Loan	11.70%	SOFR (Q)	7.25%	1.00%	11.70%	3/18/2025	10/10/2025	1,536	1,536	1,536
										20,013	16,845
Subtotal: Consumer Services										116,850	110,516		12.51%
Data Processing & Outsourced Services
BURNING GLASS INTERMEDIATE HOLDING COMPANY, INC.	Revolving Loan		SOFR	5.00%	1.00%		2/22/2024	6/10/2028	—	(2)	—	(10)
	First Lien	9.45%	SOFR (M)	5.00%	1.00%		2/22/2024	6/10/2028	2,093	2,073	2,093
										2,071	2,093
Subtotal: Data Processing & Outsourced Services										2,071	2,093		0.24%
Distribution
KMS, LLC	First Lien	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,407	2,407	2,407	(7)(15)
	Delayed Draw Term Loan	12.50%	Fixed			12.50%	2/10/2025	9/29/2028	2,328	2,261	2,261	(7)(10)(15)
										4,668	4,668
Subtotal: Distribution										4,668	4,668		0.53%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.81%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	3,000	2,955	2,952	(10)(20)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,397
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,392	11,385
	Delayed Draw Term Loan		SOFR	7.50%	2.00%		10/29/2024	10/29/2029	—	—	—	(10)
										25,739	25,734
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	3,761	(6)(16)
Subtotal: Education										35,242	29,495		3.34%
Energy Services
ACE GATHERING, INC.	First Lien	11.07%	SOFR (Q)	6.50%	1.00%		12/13/2018	12/14/2026	3,953	3,927	3,953	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan	12.81%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	2,389	2,357	2,222	(9)(10)(22)
	First Lien	12.84%	SOFR (Q)	8.25%	1.00%		8/23/2022	8/19/2027	5,972	5,897	5,554	(22)
										8,254	7,776
VEREGY CONSOLIDATED, INC.	First Lien	10.55%	SOFR (Q)	6.00%	1.00%		2/29/2024	11/3/2027	1,532	1,530	1,532
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(28)	—	(10)
	First Lien	12.46%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	11,761	11,679	11,761
										11,651	11,761
Subtotal: Energy Services										25,362	25,022		2.83%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	886	886	886	(6)(10)
	First Lien	10.92%	SOFR (M)	6.50%	1.00%		11/6/2023	11/6/2028	3,515	3,515	3,473
										4,401	4,359
ISLAND PUMP AND TANK, LLC	Revolving Loan		SOFR	6.50%	2.00%		3/2/2023	5/17/2029	—	(44)	—	(10)
	First Lien - Term Loan A	10.07%	SOFR (Q)	5.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan B	11.07%	SOFR (Q)	6.50%	2.00%		2/23/2024	5/17/2029	12,218	12,047	12,218
	First Lien - Term Loan C	12.07%	SOFR (Q)	7.50%	2.00%		2/23/2024	5/17/2029	12,218	12,043	12,218
										36,093	36,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LIGHTING RETROFIT INTERNATIONAL, LLC	Revolving Loan	7.50%	Fixed				12/31/2021	12/31/2026	729	729	701	(6)(10)
	First Lien	7.50%	Fixed				12/31/2021	12/31/2026	5,039	5,039	4,842	(6)
	Second Lien	10.00%	Fixed			10.00%	12/31/2021	12/31/2027	5,208	5,208	—	(6)(16)
										10,976	5,543
Subtotal: Environmental Services										51,470	46,556		5.27%
Financial Services
INSURE HOMES CORPORATION	Tranche B Term Loan	11.82%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	24,500	24,167	24,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.81%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,886	9,990
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,683	11,282	(7)
	First Lien - Term Loan B	4.50%	Fixed			4.50%	12/23/2021	2/25/2030	11,875	11,682	9,500	(7)
										23,365	20,782
NINJATRADER, LLC	Revolving Loan		SOFR	6.50%	1.00%		12/18/2019	12/18/2026	—	(2)	—	(10)
	First Lien	10.96%	SOFR (Q)	6.50%	1.00%		12/18/2019	12/18/2026	33,830	33,552	33,830
										33,550	33,830
Subtotal: Financial Services										90,968	89,102		10.08%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	5,851	(6)
	First Lien - Term Loan B	12.95%	SOFR (Q)	8.50%	1.00%		3/28/2025	3/28/2028	5,851	5,851	4,973	(6)
										11,702	10,824
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.84%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,038	14,197
	First Lien - Term Loan B	11.84%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	13,997	14,197
	First Lien - Term Loan C	12.84%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	13,998	14,197
										42,033	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	707	695	601	(10)
	First Lien	11.42%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,866	3,806	3,286
										4,501	3,887
INW MANUFACTURING, LLC	First Lien	10.31%	SOFR (Q)	5.75%	0.75%		3/6/2024	3/25/2027	1,980	1,953	1,819

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MAMMOTH BORROWCO, INC.	Revolving Loan	10.56%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,550	3,481	3,422	(10)
	First Lien - Term Loan A	9.56%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,643	10,433	10,259
	First Lien - Term Loan B	11.56%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,643	10,431	10,259
	Delayed Draw Term Loan	10.55%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,853	2,791	2,751
										27,136	26,691
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(34)	—
	First Lien	13.46%	SOFR (Q)	9.00%	1.00%	13.46%	8/10/2021	2/10/2027	22,574	22,365	21,446
										22,331	21,446
NEW SKINNY MIXES, LLC	Revolving Loan	12.50%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	1,000	956	1,000	(10)
	First Lien	12.51%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,838	13,000
										13,794	14,000
Subtotal: Food, Agriculture & Beverage										123,450	121,258		13.72%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	1,450	1,445	1,450	(6)(10)
	First Lien	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	18,540	18,506	18,525	(6)(20)
	Delayed Draw Term Loan	11.31%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2025	101	100	101	(6)(10)
										20,051	20,076
COMMAND GROUP ACQUISITION, LLC	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		2/15/2024	2/15/2029	6,000	5,900	5,880	(6)
LKC TECHNOLOGIES, INC.	Revolving Loan		SOFR	6.75%	2.00%		6/7/2023	6/7/2028	—	(25)	—	(10)
	First Lien	11.32%	SOFR (Q)	6.75%	2.00%		6/7/2023	6/7/2028	17,000	16,829	17,000
										16,804	17,000
SCRIP, INC.	First Lien	12.45%	SOFR (M)	8.00%	1.00%		3/21/2019	3/19/2027	17,882	17,828	16,451
Subtotal: Healthcare Equipment & Supplies										60,583	59,407		6.72%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.50%	1.00%		6/6/2022	6/7/2027	—	(16)	—	(10)
	First Lien	11.03%	SOFR (S)	6.50%	1.00%		6/6/2022	6/7/2027	20,903	20,689	20,235
										20,673	20,235
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.75%	1.00%		4/4/2022	4/3/2028	—	(16)	—	(10)
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		4/4/2022	4/3/2028	8,958	8,858	8,958
	First Lien	10.17%	SOFR (M)	5.75%	1.00%		11/20/2024	4/3/2028	5,018	4,972	5,018
										13,814	13,976
Subtotal: Healthcare Products										34,487	34,211		3.87%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	18.00%	Fixed			18.00%	12/11/2020	6/2/2027	181	181	181	(6)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
	First Lien - Term Loan B	12.00%	Fixed			12.00%	3/31/2025	6/2/2027	2,933	2,933	2,933	(6)
										6,047	6,047
CAVALIER BUYER, INC.	Revolving Loan		SOFR	7.00%	2.00%		2/10/2023	2/10/2028	—	(23)	—	(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		2/10/2023	2/10/2028	10,500	10,389	10,500	(20)
										10,366	10,500
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan	12.31%	SOFR (Q)	8.00%	2.00%		10/31/2023	10/31/2028	500	471	490	(10)
	First Lien - Term Loan A	11.31%	SOFR (Q)	7.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
	First Lien - Term Loan B	13.31%	SOFR (Q)	9.00%	2.00%		10/31/2023	10/31/2028	5,500	5,414	5,390
										11,299	11,270
CITYVET INC.	First Lien	11.41%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	35,000	34,419	34,965
CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	400	386	397	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,350	5,362
	Delayed Draw Term Loan	10.81%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,050	1,040	1,043	(10)
										6,776	6,802
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	768	761	689
	First Lien	14.42%	SOFR (M)	10.00%	2.00%	2.00%	4/3/2023	4/3/2028	8,259	8,111	7,408
										8,872	8,097
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(14)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,386	7,447
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,384	7,440
										14,756	14,887

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(28)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,973	7,970
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	—	—	(10)
										15,918	15,940
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	11.96%	SOFR (Q)	7.50%	1.00%		5/14/2021	5/14/2026	3,000	2,973	3,000	(10)
	First Lien - Term Loan A	10.96%	SOFR (Q)	6.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan B	12.96%	SOFR (Q)	8.50%	1.00%		3/21/2023	5/14/2026	7,390	7,353	7,390
	First Lien - Term Loan C	14.46%	SOFR (Q)	10.00%	1.00%		3/21/2023	5/14/2026	5,124	5,069	5,124
	First Lien - Term Loan D	11.96%	SOFR (Q)	7.50%	1.00%		10/27/2023	5/14/2026	12,914	12,757	12,914
										35,505	35,818
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/10/2025	—	(2)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/10/2025	14,598	14,598	14,598	—
										14,596	14,598
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	12/23/2024	12/31/2029	2,284	2,284	2,284	(7)
	First Lien - Tranche A	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,104	9,318	(7)(16)
	First Lien - Tranche B	12.96%	SOFR (Q)	8.50%	1.00%	12.96%	3/31/2025	12/31/2029	11,120	11,120	3,114	(7)(16)
										24,508	14,716
SUPERIOR HEALTH PARENT LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	1,000	979	978	(10)
	First Lien	10.30%	SOFR (Q)	6.00%	1.50%		12/26/2024	12/26/2030	17,500	17,373	17,378
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		12/26/2024	12/26/2030	—	(84)	—	(10)
										18,268	18,356
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	11.56%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,401	7,312	(6)
Subtotal: Healthcare Services										208,731	199,308		22.56%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.44%	SOFR (M)	6.00%	1.50%		1/3/2023	9/30/2026	6,500	6,440	6,500	(15)
	First Lien - Term Loan B	12.44%	SOFR (M)	8.00%	1.50%		1/3/2023	9/30/2026	6,500	6,441	6,500	(15)
	First Lien - Term Loan C	10.44%	SOFR (M)	6.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
	First Lien - Term Loan D	12.44%	SOFR (M)	8.00%	1.50%		10/2/2024	9/30/2026	7,810	7,749	7,810	(15)
										28,379	28,620
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(18)	—	(10)
	First Lien	12.31%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	8,000	7,923	7,919
										7,905	7,919
SUREKAP, LLC	First Lien - Term Loan A	9.30%	SOFR (Q)	5.00%	1.50%		6/24/2024	6/25/2029	19,089	18,932	19,089
	First Lien - Term Loan B	11.30%	SOFR (Q)	7.00%	1.50%		6/24/2024	6/25/2029	19,089	18,931	19,089
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,863	38,178
Subtotal: Industrial Machinery										74,147	74,717		8.46%
Industrial Products
DAMOTECH INC.	Revolving Loan		SOFR	5.50%	2.00%		7/7/2023	7/7/2028	—	(39)	—	(9)(22)(10)
	First Lien - Term Loan A	8.96%	SOFR (Q)	4.50%	2.00%		7/7/2023	7/7/2028	5,100	5,027	5,100	(9)(22)
	First Lien - Term Loan B	10.96%	SOFR (Q)	6.50%	2.00%		7/7/2023	7/7/2028	5,100	5,026	5,100	(9)(22)
	Delayed Draw Term Loan	9.96%	SOFR (Q)	5.50%	2.00%		7/7/2023	7/7/2028	3,000	2,950	3,000	(9)(22)
										12,964	13,200
GPT INDUSTRIES, LLC	Revolving Loan		SOFR	7.00%	2.00%		1/30/2023	1/31/2028	—	(34)	—	(6)(10)
	First Lien	11.57%	SOFR (Q)	7.00%	2.00%		1/30/2023	1/31/2028	5,866	5,786	5,866	(6)(19)
										5,752	5,866
LLFLEX, LLC	First Lien	12.46%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	8/14/2026	10,103	10,030	7,577	(15)
SERVERLIFT, LLC	Revolving Loan	10.30%	SOFR (Q)	6.00%	2.00%		12/31/2024	12/31/2029	1,000	958	991	(10)
	First Lien - Term Loan A	9.33%	SOFR (Q)	5.00%	2.00%		12/31/2024	12/31/2029	16,000	15,866	15,856
	First Lien - Term Loan B	11.33%	SOFR (Q)	7.00%	2.00%		12/31/2024	12/31/2029	16,000	15,865	15,856
										32,689	32,703
Subtotal: Industrial Products										61,435	59,346		6.72%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Services
BP LOENBRO HOLDINGS INC.	Revolving Loan	10.17%	SOFR (M)	5.75%	1.50%		2/9/2024	2/1/2029	330	313	330	(10)
	First Lien	10.14%	SOFR (Q)	5.75%	1.50%		2/9/2024	2/1/2029	9,553	9,395	9,553
	First Lien	10.16%	SOFR (Q)	5.75%	1.50%		1/2/2025	2/1/2029	2,188	2,188	2,188
	Delayed Draw Term Loan		SOFR	5.75%	1.50%		2/9/2024	2/1/2029	—	(8)	—	(10)
										11,888	12,071
UPS INTERMEDIATE, LLC	First Lien	10.57%	SOFR (Q)	6.25%	1.00%		7/31/2024	7/27/2029	9,925	9,746	9,528	(15)
Subtotal: Industrial Services										21,634	21,599		2.44%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	3,346	3,295	3,279
	First Lien	10.95%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	23,677	23,500	23,203	(19)
										26,795	26,482
ACCELERATION PARTNERS	First Lien	12.47%	SOFR (Q)	8.01%	1.00%		12/1/2020	12/31/2026	19,749	19,570	19,749	(8)
BOND BRAND LOYALTY ULC	Revolving Loan	11.46%	SOFR (Q)	7.00%	2.00%		5/1/2023	5/1/2028	800	775	800	(9)(10)(22)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		5/1/2023	5/1/2028	8,865	8,743	8,865
	First Lien - Term Loan B	12.46%	SOFR (Q)	8.00%	2.00%		5/1/2023	5/1/2028	8,865	8,741	8,865
										18,259	18,530
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(25)	—	(10)
	First Lien - Term Loan A	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,800	6,721	6,726
	First Lien - Term Loan C	10.48%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,500	11,395	11,374
	Delayed Draw Term Loan	10.46%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,608	3,552	3,568	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										28,749	28,779
FMT SOLUTIONS, LLC	First Lien	11.81%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,686	6,682
IGNITE VISIBILITY LLC	Revolving Loan	10.79%	SOFR (Q)	6.50%	1.50%		12/1/2023	12/1/2028	500	478	490	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	5.50%	1.50%		12/1/2023	12/1/2028	5,000	4,941	4,900
	First Lien - Term Loan B	11.81%	SOFR (Q)	7.50%	1.50%		12/1/2023	12/1/2028	5,000	4,940	4,900
										10,359	10,290

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SOCIALSEO, LLC	Revolving Loan	11.31%	SOFR (Q)	7.00%	2.00%		3/6/2025	6/24/2027	800	771	771	(10)
	First Lien - Term Loan A	10.31%	SOFR (Q)	6.00%	2.00%		3/6/2025	6/24/2027	10,125	10,027	10,027
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.00%	2.00%		3/6/2025	6/24/2027	10,125	10,026	10,026
										20,824	20,824
Subtotal: Media & Marketing										131,242	131,336		14.86%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.88%	SOFR (M)	6.50%	1.00%	10.88%	11/20/2024	6/1/2027	3,833	3,673	3,653	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										3,673	3,653
Subtotal: Movies & Entertainment										3,673	3,653		0.41%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.00%	1.00%		11/28/2023	11/20/2026	—	(16)	—	(10)
	First Lien - Term Loan A	11.42%	SOFR (M)	7.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,770
	First Lien - Term Loan B	13.42%	SOFR (M)	9.00%	1.00%		11/28/2023	11/20/2026	4,823	4,798	4,876
	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/28/2023	11/20/2026	4,938	4,878	4,938
	Delayed Draw Term Loan	12.42%	SOFR (M)	8.00%	1.00%		3/16/2018	11/20/2026	4,226	4,190	4,226
										18,648	18,810
STATINMED, LLC	First Lien	13.94%	SOFR (M)	9.50%	2.00%	13.94%	7/1/2022	7/1/2027	7,560	7,560	—	(6)(16)
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										26,208	18,810		2.13%
Research & Consulting Services
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(61)	—	(10)
	First Lien - Term Loan A	9.21%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,791	15,000
	First Lien - Term Loan B	11.21%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,793	15,000
										29,523	30,000
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.50%	2.00%		10/29/2024	10/29/2029	—	(9)	—	(10)
	First Lien	10.81%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	4,000	3,962	3,960
										3,953	3,960
Subtotal: Research & Consulting Services										33,476	33,960		3.84%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Restaurants
ONE GROUP, LLC	First Lien	12.69%	SOFR (M)	8.25%	1.00%		2/22/2024	10/29/2026	9,656	9,595	9,656
	Delayed Draw Term Loan		SOFR	8.25%	1.00%		2/22/2024	10/29/2026	—	—	—	(10)
										9,595	9,656
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.81%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,878	8,000
	First Lien - Term Loan B	12.81%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,877	8,000
										15,734	16,000
Subtotal: Restaurants										25,329	25,656		2.90%
Software & IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(21)	—
	First Lien - Term Loan A	12.57%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	10,000	9,816	9,550
										9,795	9,550
CADMIUM, LLC	Revolving Loan	12.56%	SOFR (Q)	8.00%	1.00%		1/7/2022	12/22/2026	615	613	601
	First Lien	12.56%	SOFR (Q)	8.00%	1.00%	4.00%	1/7/2022	12/22/2026	7,994	7,962	7,802
										8,575	8,403
GRAMMATECH, INC.	Revolving Loan		SOFR	9.50%	2.00%		11/1/2019	12/31/2025	—	(6)	—	(6)(10)
	First Lien	13.95%	SOFR (Q)	9.50%	2.00%		11/1/2019	12/31/2025	563	563	563	(6)
										557	563
INFOGAIN CORPORATION	First Lien	10.17%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,692	3,661	3,692
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2026	—	(12)	—	(10)
	First Lien	11.57%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2026	3,816	3,789	3,816
										3,777	3,816
ZENFOLIO INC.	Revolving Loan	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	1,500	1,485	1,500	(10)
	First Lien	12.21%	SOFR (Q)	7.75%	1.00%		7/17/2017	12/31/2026	19,695	19,578	19,695
										21,063	21,195
Subtotal: Software & IT Services										47,428	47,219		5.34%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	10.56%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2027	1,250	1,232	1,250	(10)
	First Lien - Term Loan A	9.57%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2027	9,250	9,176	9,250
	First Lien - Term Loan B	11.57%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2027	9,250	9,173	9,250
										19,581	19,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/15/2026	—	(25)	—	(6)(10)
	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/15/2026	14,700	14,591	14,700	(6)
										14,566	14,700
Subtotal: Specialty Retail										34,147	34,450		3.90%
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien	10.67%	SOFR (M)	6.25%	1.00%		3/12/2024	12/29/2027	3,404	3,376	2,553
TRAFERA, LLC	First Lien	11.46%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,575	5,558	5,525	(15)
Subtotal: Technology Products & Components										8,934	8,078		0.91%
Telecommunications
BROAD SKY NETWORKS LLC		20.00%	Fixed			20.00%	4/19/2024	12/13/2028	65	65	65	(9)(10)(13)
LOGIX HOLDING COMPANY, LLC	First Lien	10.05%	SOFR (Q)	5.75%	2.00%		3/11/2024	12/22/2024	3,555	3,555	2,829	(23)
MERCURY ACQUISITION 2021, LLC	First Lien	12.57%	SOFR (Q)	8.00%	1.00%		12/6/2021	12/7/2026	12,957	12,862	11,338
	Second Lien	15.57%	SOFR (Q)	11.00%	1.00%		12/6/2021	12/7/2026	2,927	2,905	2,195
										15,767	13,533
U.S. TELEPACIFIC CORP.	First Lien	11.72%	SOFR(Q)	7.25%	1.00%	6.25%	3/19/2024	5/2/2026	2,547	2,547	1,019
	Third Lien	—%					3/18/2024	5/2/2027	230	230	58
										2,777	1,077
Subtotal: Telecommunications										22,164	17,504		1.98%
Transportation & Logistics
EVEREST TRANSPORTATION SYSTEMS, LLC	First Lien	12.42%	SOFR (M)	8.00%	1.00%		11/9/2021	8/26/2026	6,159	6,138	4,312
GUARDIAN FLEET SERVICES, INC.	First Lien	13.46%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	10,792	10,590	10,630
ITA HOLDINGS GROUP, LLC	Revolving Loan	13.46%	SOFR (Q)	9.00%	2.00%		6/21/2023	6/21/2027	3,525	3,473	3,525	(6)
	First Lien - Term Loan	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	13,356	11,962	13,356	(6)
	First Lien - Term B Loan	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	13,356	11,940	13,356	(6)
	Delayed Draw Term Loan - A	12.46%	SOFR (Q)	8.00%	2.00%		6/21/2023	6/21/2027	1,484	1,467	1,484	(6)
	Delayed Draw Term Loan - B	14.46%	SOFR (Q)	10.00%	2.00%		6/21/2023	6/21/2027	1,484	1,456	1,484	(6)
										30,298	33,205

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]	% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LAB LOGISTICS, LLC	Revolving Loan	11.67%	SOFR (M)	7.25%	1.00%		9/17/2024	12/31/2025	279	279	276
	First Lien	11.67%	SOFR (M)	7.25%	1.00%		2/22/2024	12/31/2025	7,876	7,875	7,798
										8,154	8,074
Subtotal: Transportation & Logistics										55,180	56,221	6.36%
Total: Debt Investments									$1,677,496	$1,653,118	$1,605,906	181.74%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	317	(6)(9)(13)
	5,435,211.03	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984.22	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	317
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,000	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,366	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 LP Units	5/17/2022	1,000	1,592	(9)(13)
	211,862.61	Class D-4 LP Units	10/31/2022	212	319	(9)(13)
	211,465.87	Class D-5 LP Units	1/10/2023	211	311	(9)(13)
				1,423	2,222
Subtotal: Business Services				6,641	5,905		0.67%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,250	Class A Units	9/19/2024	725	1,043	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
Subtotal: Commercial Services & Supplies				1,625	1,943		0.22%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	2,840
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	1,597	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	—	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	675	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,349	(9)(13)(22)
				636	2,024
TRU FRAGRANCE & BEAUTY LLC	1,000,000	Preferred Units	3/22/2024	1,019	1,276	(9)(13)
Subtotal: Consumer Products				7,020	7,737		0.88%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
AIR CONDITIONING SPECIALIST, INC.	1,006,045.85	Preferred Units	11/9/2021	1,344	2,941	(6)(9)(13)
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	664	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	664
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	441	(9)(13)
LIFT BRANDS, INC.	1,051	shares of common stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	610	(6)(9)(13)
RED DOG OPERATIONS HOLDING COMPANY LLC	1,000	Class A Units	11/15/2024	1,000	1,000	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	682	(9)(13)
Subtotal: Consumer Services				6,234	6,601		0.75%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
BINSWANGER HOLDING CORP.	900,000	shares of common stock	3/9/2017	900	800
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	6,305	(7)
Subtotal: Distribution				7,205	7,105		0.80%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	—	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	—
Subtotal: Education				6,201	—		—%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	5	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	3,032	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	3,037
ISLAND PUMP AND TANK, LLC	1,326,389.30	Preferred Units	3/2/2023	1,451	2,702	(9)(13)
LIGHTING RETROFIT INTERNATIONAL, LLC (DBA ENVOCORE)	208,333.33	Series A Preferred units	12/31/2021	—	—	(6)(9)(13)
	203,124.99	Common units	12/31/2021	—	—	(6)(9)(13)
				—	—
Subtotal: Environmental Services				4,721	5,739		0.65%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,007	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	92	(7)(9)(13)
				2,092	2,099
NINJATRADER, INC.	2,000,000	Preferred Units	12/18/2019	2,000	32,079	(9)(11)(13)
Subtotal: Financial Services				4,092	34,178		3.87%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	1,843	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	1,843
FOOD PHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,708	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	692	(9)(13)
MUENSTER MILLING COMPANY, LLC	1,000,000	Class A Units	12/15/2022	1,000	147	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	73	(9)(13)
	130,444	Class A-2 Units	12/18/2024	130	19	(9)(13)
				1,630	239
Subtotal: Food, Agriculture & Beverage				8,365	4,482		0.51%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,038	(6)(9)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
LKC TECHNOLOGIES, INC.	1,000,000	Class A Units	6/7/2023	1,000	2,097	(9)(11)(13)
SCRIP INC.	100	shares of common stock	3/21/2019	1,000	439
Subtotal: Healthcare Equipment & Supplies				4,474	6,737		0.76%
Healthcare Products
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				600	263		0.03%
Healthcare Services
AAC NEW HOLDCO INC.	6,257,941	shares of preferred stock	3/31/2025	5,702	5,702	(6)
	617,803	shares of common stock	12/11/2020	2,944	—	(6)
		Warrants (Expiration - December 11, 2025)	12/11/2020	2,584	—	(6)
				11,230	5,702
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	234	(9)(13)
CAVALIER BUYER, INC.	871,972.67	Preferred Units	2/10/2023	930	1,017	(9)(13)
	871,972.67	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,017
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	1,065	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,065.51	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	100,000	Class A Preferred Units	9/29/2023	1,000	1,163	(9)(13)
OPCO BORROWER, LLC	1,111.11	shares of common stock	4/26/2024	207	1,006	(11)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	802	(6)
	1,100	Class A-1 Units	9/26/2022	66	196	(6)
	16,084	Class A Units	11/9/2018	1,517	941	(6)
				1,785	1,939
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,500,000	Class A-1 Preferred Units	6/14/2024	1,500	1,082	(6)(9)(13)
Subtotal: Healthcare Services				20,204	13,332		1.51%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	430,144.53	Common Units	6/24/2024	500	1,157	(9)(13)
Subtotal: Industrial Machinery				1,500	2,157		0.24%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Products
DAMOTECH INC.	1,127	Preferred Units	7/7/2023	1,127	1,376	(9)(13)
	1,127	Class A Common Units	7/7/2023	—	2,738	(9)(13)
				1,127	4,114
GPT INDUSTRIES, LLC	1,000,000	Class A Preferred Units	1/30/2023	1,000	2,747	(6)(9)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	500	(9)(13)
THE PRODUCTO GROUP, LLC	1,988,468.70	Class A Units	12/31/2021	1,988	8,841	(9)(11)(13)
Subtotal: Industrial Products				4,615	16,202		1.83%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,363	(9)(13)
	1,611.22	Common Units	6/13/2022	107	—	(9)(13)
				1,000	1,363
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	1,281	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	1,281
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	799	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	799
EXACT BORROWER, LLC	615	Common Units	12/7/2022	615	945
IGNITE VISIBILITY LLC	833	Preferred Units	12/1/2023	833	620	(9)(13)
	833	Class A Common Units	12/1/2023	167	—	(9)(13)
				1,000	620
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	588	960	(9)(10)(11)(13)
OUTERBOX, LLC	11,008.67	Class A Common Units	6/8/2022	1,313	1,464	(9)(13)
SONOBI, INC.	500,000	Class A Common Units	9/17/2020	500	—	(6)(9)(13)
Subtotal: Media & Marketing				7,049	7,432		0.84%
Movies & Entertainment
CRAFTY APES, LLC	1,519.07	Class A Units	11/20/2024	4,730	5,037	(6)
Subtotal: Movies & Entertainment				4,730	5,037		0.57%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,825.84	Units of Class A Common Stock	11/15/2017	1,753	6,067	(9)(11)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				7,991	6,067		0.69%
Research & Consulting Services
FS VECTOR LLC	1,280.58	Common Units	4/26/2023	1,333	1,585	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				1,833	2,085		0.24%
Software & IT Services
ACACIA BUYERCO V LLC	1,000,000	Class B-2 Units	11/25/2022	1,000	552	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	336	(6)
	360	Class A-1 Units	1/10/2022	360	121	(6)
				1,360	457
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,296
	166,667	Series A-1 Preferred Units	6/7/2023	167	706
				1,167	2,002
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	2,192	(9)(13)
Subtotal: Software & IT Services				5,125	5,203		0.59%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,220	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,805	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	797	(6)(9)(10)(11)(13)
				1,500	2,602
Subtotal: Specialty Retail				2,500	3,822		0.43%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2025 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12,17]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,761	(9)(13)
TRAFERA, LLC	896.43	Class A Units	11/15/2019	1,205	539	(9)(13)
Subtotal: Technology Products & Components				4,097	2,300		0.26%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,704	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	232	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	247	(9)(13)
				1,340	2,183
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	233	(9)(13)
Subtotal: Telecommunications				1,340	2,416		0.27%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,466	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	122	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	68	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	68	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	26	(9)(13)
				2,146	2,750
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,755	(6)(9)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	11,369	(6)(9)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	8,776	(6)(9)(11)(13)
				5,829	29,900
Subtotal: Transportation & Logistics				7,975	32,650		3.69%
Total: Equity Investments				$126,242	$179,393		20.30%

Total Investments				$1,779,360	$1,785,299		202.04%

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

Organization

Capital Southwest Corporation is an internally managed investment company that specializes in providing customized financing to lower middle market ("LMM") companies in a broad range of investment segments located primarily in the United States. CSWC has elected to be regulated as a business development company under the 1940 Act. Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “CSWC.”

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

Capital Southwest Equity Investments, Inc. (the “Taxable Subsidiary”), Capital Southwest SPV LLC (“SPV”), Capital Southwest SBIC I, LP (“SBIC I”) and Capital Southwest SBIC II, LP (“SBIC II” and together with SBIC I, the "SBIC Subsidiaries") are wholly owned subsidiaries of the Company and are consolidated in its financial statements. The Taxable Subsidiary was formed to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still allow us to satisfy the RIC tax requirement that at least 90% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Taxable Subsidiary has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal income tax at corporate rates based on its taxable income. SPV is a special purpose vehicle that was formed to hold investments for the SPV Credit Facility (as defined below) to support our investment and operating activities.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of March 31, 2026, the Company had 91.9% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended March 31, 2026, the Company satisfied all RIC requirements and had 13.6% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At March 31, 2026 and March 31, 2025, cash held in money market funds amounted to $11.8 million and $28.1 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2026 and March 31, 2025, cash balances totaling $27.5 million and $43.1 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio at fair value and approximately 2.4% at cost. As of March 31, 2025, investments on non-accrual status represented approximately 1.7% of our total investment portfolio at fair value and approximately 3.5% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the years ended March 31, 2026, 2025 and 2024, approximately 6.2%, 6.2% and 5.7%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 9.5 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the years ended March 31, 2026 and 2025.

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

Recently Issued or Adopted Accounting Standards In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which was issued to enhance the transparency and decision usefulness of income tax disclosures, including an annual requirement to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company has adopted this standard on a prospective basis as currently required and the impact of adoption is reflected in the related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the form and content of interim financial statements, adds a comprehensive list of required interim disclosures, and provides a disclosure principle for condensed interim financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and, on adoption, can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company has evaluated the impact of the new standard on the Company's consolidated financial statements and related disclosures and concluded that it will not have a material impact on its consolidated financial statements or its disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2026 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2026:
First lien loans (1)(2)	$1,890,406	90.1%	187.0%	$1,948,890	92.0%
Second lien loans (2)	24,931	1.2	2.5	26,064	1.2
Subordinated debt (3)	1,157	0.1	0.1	1,337	0.1
Preferred equity	74,638	3.5	7.4	82,020	3.8
Common equity & warrants	102,276	4.9	10.1	57,717	2.7
Earnout	4,038	0.2	0.4	3,457	0.2
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

March 31, 2025:
First lien loans (1)(2)	$1,586,622	88.9%	179.6%	$1,627,746	91.5%
Second lien loans (2)	18,066	1.0	2.0	23,955	1.3
Subordinated debt (3)	1,218	0.1	0.1	1,417	0.1
Preferred equity	102,918	5.7	11.6	77,451	4.4
Common equity & warrants	76,475	4.3	8.7	48,791	2.7
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of March 31, 2026 and March 31, 2025, the fair value of the first lien last out loans was $23.5 million and $23.4 million, respectively.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of March 31, 2026 and March 31, 2025, the fair value of the split lien term loans included in first lien loans was $55.9 million and $59.9 million, respectively. As of March 31, 2026 and March 31, 2025, the fair value of the split lien term loans included in second lien loans was $24.9 million and $15.9 million, respectively.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million as of both March 31, 2026 and March 31, 2025.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of March 31, 2026 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2026:
Healthcare Services	$287,375	13.7%	28.4%	$316,703	14.9%
Media & Marketing	199,723	9.5	19.8	198,800	9.4
Consumer Services	198,692	9.5	19.7	210,318	9.9
Consumer Products	192,024	9.2	19.0	184,982	8.7
Food, Agriculture & Beverage	135,389	6.4	13.4	146,503	6.9
Transportation & Logistics	127,208	6.0	12.6	94,012	4.4
Business Services	92,635	4.4	9.2	97,504	4.6
Research & Consulting Services	87,119	4.2	8.6	86,466	4.1
Financial Services	81,007	3.9	8.0	71,424	3.4
Industrial Machinery	70,559	3.4	7.0	74,479	3.5
Industrial Products	55,961	2.7	5.5	43,912	2.1
Software & IT Services	55,835	2.7	5.5	56,130	2.6
Industrial Services	55,311	2.6	5.5	54,576	2.6
Commercial Services & Supplies	55,289	2.6	5.4	54,524	2.6
Pharmaceuticals, Biotechnology & Life Sciences	51,813	2.5	5.1	55,055	2.6
Healthcare Equipment & Supplies	47,519	2.3	4.7	48,621	2.3
Environmental Services	47,438	2.3	4.7	50,394	2.4
Telecommunications	46,094	2.2	4.6	48,458	2.3
Specialty Retail	40,052	1.9	4.0	38,175	1.8
Healthcare Products	36,248	1.7	3.6	36,891	1.7
Education	30,843	1.5	3.1	42,240	2.0
Restaurants	25,373	1.2	2.5	25,638	1.2
Movies & Entertainment	22,711	1.1	2.2	25,454	1.2
Energy Services	22,173	1.0	2.2	21,896	1.0
Distribution	17,643	0.8	1.7	13,505	0.6
Technology Products & Components	8,443	0.4	0.8	12,878	0.7
Building & Infrastructure Products	6,969	0.3	0.7	9,947	0.5
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2025:
Healthcare Services	$212,640	11.9%	24.1%	$228,935	12.9%
Consumer Products	152,385	8.5	17.3	152,385	8.6
Media & Marketing	138,768	7.8	15.7	138,291	7.8
Food, Agriculture & Beverage	125,740	7.1	14.2	131,815	7.4
Financial Services	123,280	6.9	14.0	95,060	5.3
Consumer Services	117,117	6.6	13.3	123,084	6.9
Business Services	94,008	5.3	10.6	96,685	5.4
Transportation & Logistics	88,871	5.0	10.1	63,155	3.5
Industrial Machinery	76,874	4.3	8.7	75,647	4.3
Industrial Products	75,548	4.2	8.5	66,050	3.7
Healthcare Equipment & Supplies	66,144	3.7	7.5	65,057	3.7
Commercial Services & Supplies	58,340	3.3	6.6	57,633	3.2
Aerospace & Defense	55,051	3.1	6.2	54,097	3.0
Software & IT Services	52,422	2.9	5.9	52,553	3.0
Environmental Services	52,295	2.9	5.9	56,191	3.2
Specialty Retail	38,272	2.1	4.3	36,647	2.1
Research & Consulting Services	36,045	2.0	4.1	35,309	2.0
Healthcare Products	34,474	1.9	3.9	35,087	2.0
Education	29,495	1.7	3.3	41,443	2.3
Restaurants	25,656	1.4	2.9	25,329	1.4
Energy Services	25,022	1.4	2.8	25,362	1.4
Pharmaceuticals, Biotechnology & Life Sciences	24,877	1.4	2.8	34,199	1.9
Industrial Services	21,599	1.2	2.4	21,634	1.2
Telecommunications	19,920	1.1	2.3	23,504	1.3
Distribution	11,773	0.7	1.3	11,873	0.7
Technology Products & Components	10,378	0.6	1.2	13,031	0.7
Movies & Entertainment	8,690	0.5	1.0	8,403	0.5
Building & Infrastructure Products	7,522	0.4	0.9	8,830	0.5
Data Processing & Outsourced Services	2,093	0.1	0.2	2,071	0.1
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of March 31, 2026 and March 31, 2025:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2026:
Northeast	$576,279	27.5%	57.0%	$579,895	27.4%
Southwest	446,244	21.3	44.1	433,468	20.4
Southeast	421,730	20.1	41.8	460,151	21.7
West	358,529	17.1	35.5	351,246	16.6
Midwest	262,879	12.5	26.0	264,801	12.5
International	31,785	1.5	3.1	29,924	1.4
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

March 31, 2025:
Northeast	$469,271	26.3%	53.1%	$474,642	26.7%
West	388,772	21.8	44.0	359,986	20.2
Southwest	323,966	18.2	36.7	317,428	17.8
Southeast	315,033	17.6	35.6	338,866	19.1
Midwest	241,814	13.5	27.4	246,198	13.8
International	46,443	2.6	5.2	42,240	2.4
	$1,785,299	100.0%	202.0%	$1,779,360	100.0%

CapTrin Partners LLC

On January 22, 2026, the Company and Trinity Capital Inc. ("Trinity") formed CapTrin Partners LLC ("CapTrin"), a joint venture established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. CapTrin is owned equally by the Company and Trinity, with each holding a 50% equity interest and making a $50 million capital commitment. All investment and operational decisions for CapTrin are made by CapTrin's board of managers, which consists of equal representation from both joint venture partners. Subsequent to fiscal year ended March 31, 2026, the Company funded a portion of its capital commitment to CapTrin and CapTrin entered into a special purpose vehicle financing credit facility. See Note 16 - Subsequent Events or more information.

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
As of March 31, 2026 and March 31, 2025, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of March 31, 2026 and March 31, 2025 (in thousands):

		Fair Value Measurements
		at March 31, 2026 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,890,406	$—	$—	$1,890,406
Second lien loans	24,931	—	—	24,931
Subordinated debt	1,157	—	—	1,157
Preferred equity	74,638	—	—	74,638
Common equity & warrants	102,276	—	—	102,276
Earnout	4,038	—	—	4,038
Total Investments	$2,097,446	$—	$—	$2,097,446

		Fair Value Measurements
		at March 31, 2025 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,586,622	$—	$—	$1,586,622
Second lien loans	18,066	—	—	18,066
Subordinated debt	1,218	—	—	1,218
Preferred equity	102,918	—	—	102,918
Common equity & warrants	76,475	—	—	76,475
Total Investments	$1,785,299	$—	$—	$1,785,299

The tables below present the Valuation Techniques and Significant Unobservable Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at March 31, 2026 and March 31, 2025. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	March 31, 2026	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,786,594	Discount Rate	4.0% - 126.1%	11.7%
	Market Approach	85,731	Cost	95.2 - 100.0	99.0
	Enterprise Value Waterfall Approach	18,081	EBITDA Multiple	8.4x - 9.0x	8.6x
			Discount Rate	12.6% - 19.1%	15.0%
Second lien loans	Income Approach	24,931	Discount Rate	7.9% - 17.0%	11.1%
Subordinated debt	Income Approach	600	Discount Rate	10.9% - 10.9%	10.9%
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.0x - 8.0x	6.6x
			Discount Rate	14.3% - 17.4%	15.3%
Preferred equity	Enterprise Value Waterfall Approach	73,638	EBITDA Multiple	4.0x - 13.8x	7.2x
			Discount Rate	11.5% - 47.6%	17.8%
	Market Approach	1,000	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	101,526	EBITDA Multiple	3.5x - 16.4x	7.9x
			Discount Rate	10.5% - 30.8%	14.0%
	Market Approach	750	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	4,038	Discount Rate	33.4% - 33.4%	33.4%
Total Level 3 Investments		$2,097,446

		Fair Value at	Significant
	Valuation	March 31, 2025	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,448,656	Discount Rate	5.2% - 64.7%	12.8%
		6,923	Third Party Broker Quote	40.0 - 100.0	79.8
	Market Approach	125,500	Cost	89.8 - 100.0	97.9
	Enterprise Value Waterfall Approach	5,543	EBITDA Multiple	3.0x - 9.0x	3.0x
			Discount Rate	21.0% - 49.2%	21.0%
Second lien loans	Income Approach	18,066	Discount Rate	9.5% - 41.2%	13.3%
	Enterprise Value Waterfall Approach	—	EBITDA Multiple	3.0x - 3.0x	0.0x
			Discount Rate	21.0% - 21.0%	0.0%
Subordinated debt	Income Approach	538	Discount Rate	14.4% - 14.4%	14.4%
		58	Third Party Broker Quote	25.0 - 25.0	25.0
	Market Approach	65	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.6x	6.6x
			Discount Rate	13.3% - 17.6%	14.7%
Preferred equity	Enterprise Value Waterfall Approach	100,018	EBITDA Multiple	3.0x - 16.9x	8.8x
			Discount Rate	11.1% - 49.2%	15.9%
	Market Approach	2,900	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	74,878	EBITDA Multiple	3.0x - 16.0x	8.4x
			Discount Rate	11.9% - 23.3%	14.4%
	Market Approach	1,597	Cost	100.0 - 100.0	100.0
Total Level 3 Investments		$1,785,299

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the years ended March 31, 2026 and 2025, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the year ended March 31, 2026 and 2025 (in thousands):

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value March 31, 2026	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(37,674)	$680,918	$(310,505)	$13,979	$(30,987)	$(11,947)	$1,890,406	$(32,632)
Second lien loans	18,066	1,144	(46)	(2,308)	79	—	7,996	24,931	1,290
Subordinated debt	1,218	20	57	(146)	8	—	—	1,157	20
Preferred equity	102,918	(5,307)	9,038	—	—	(31,323)	(688)	74,638	(1,390)
Common equity & warrants	76,475	26,132	6,689	—	—	(11,659)	4,639	102,276	20,813
Earnout	—	581	3,457	—	—	—	—	4,038	581
Total Investments	$1,785,299	$(15,104)	$700,113	$(312,959)	$14,066	$(73,969)	$—	$2,097,446	$(11,318)

	Fair Value March 31, 2024	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)(2)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value March 31, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,309,449	$(61,142)	$616,629	$(244,854)	$12,843	$(31,584)	$(14,719)	$1,586,622	$(21,908)
Second lien loans	33,774	(6,960)	37	(3,840)	70	—	(5,015)	18,066	(5,062)
Subordinated debt	1,336	36	57	(75)	17	—	(153)	1,218	28
Preferred equity	71,127	25,094	9,767	—	—	(16,920)	13,850	102,918	18,671
Common equity & warrants	60,875	3,593	7,036	—	—	(1,066)	6,037	76,475	4,388
Total Investments	$1,476,561	$(39,379)	$633,526	$(248,769)	$12,930	$(49,570)	$—	$1,785,299	$(3,883)

(1)Includes purchases of new investments, as well as discount accretion on existing investments.
(2)Included are distributions-in-kind of investments received in connection with the dissolution and liquidation of I-45 SLF LLC, the joint venture between the Company and Main Street Capital Corporation.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of March 31, 2026, the Company’s asset coverage was 209%.

The Company had the following borrowings outstanding as of March 31, 2026 and March 31, 2025 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
March 31, 2026
SBA Debentures	$223,000	$(5,333)	$217,667	$214,238
Corporate Credit Facility	245,000	—	245,000	245,000
SPV Credit Facility	100,000	—	100,000	100,000
2029 Convertible Notes	230,000	(5,413)	224,587	218,150
September 2030 Notes	350,000	(6,029)	343,971	344,385
	$1,148,000	$(16,775)	$1,131,225	$1,121,773

March 31, 2025
SBA Debentures	$175,000	$(4,082)	$170,918	$166,460
Corporate Credit Facility	235,000	—	235,000	235,000
SPV Credit Facility	108,000	—	108,000	108,000
October 2026 Notes	150,000	(1,154)	148,846	130,899
August 2028 Notes	71,875	(1,681)	70,194	73,571
2029 Convertible Notes	230,000	(6,893)	223,107	225,780
	$969,875	$(13,810)	$956,065	$939,710
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

Credit Facilities

As of March 31, 2026, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Credit Facility, respectively (each defined below and together, the "Credit Facilities"). For the year ended March 31, 2026, the weighted average interest rate on the Credit Facilities was 6.50% and the average debt outstanding under the Credit Facilities was $310.8 million. For the year ended March 31, 2025, the weighted average interest rate on the Credit Facilities was 7.33%, and the average debt outstanding under the Credit Facilities was $269.8 million.

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

As of March 31, 2026, the total commitments under the Corporate Credit Facility were $510 million provided by 11 lenders.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of March 31, 2026, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of March 31, 2026 and 2025, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$13,008	$13,655	$16,661
Unused commitment fees	1,819	1,710	1,152
Amortization of deferred financing costs	2,436	2,262	1,813
Total interest and amortization of deferred financing costs	$17,263	$17,627	$19,626

Weighted average interest rate	6.43%	7.33%	7.66%
Average borrowings	$202,329	$186,274	$217,500

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

The SPV Credit Facility is secured by all of the assets of SPV. As of March 31, 2026 and 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$7,198	$6,118	$—
Unused commitment and other fees	1,299	1,165	45
Amortization of deferred financing costs	456	432	—
Total interest and amortization of deferred financing costs	$8,953	$7,715	$45

Weighted average interest rate	6.64%	7.32%	—%
Average borrowings	$108,479	$83,534	$—

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

The summary information regarding the January 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$—	$4,358	$6,300
Amortization of deferred financing costs	—	224	337
Total interest and amortization of deferred financing costs	$—	$4,582	$6,637

Weighted average interest rate	—%	4.46%	4.46%
Average borrowings (1)	$—	$140,000	$140,000
(1)Average borrowings for the year ended March 31, 2025 was calculated from April 1, 2024 through December 9, 2024 (the redemption date of the January 2026 Notes).

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$2,714	$5,062	$5,062
Amortization of deferred financing costs	412	770	814
Total interest and amortization of deferred financing costs	$3,126	$5,832	$5,876

Weighted average interest rate	3.50%	3.50%	3.50%
Average borrowings	$77,545	$150,000	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$2,986	$5,570	$4,425
Amortization of deferred financing costs	270	501	423
Total interest and amortization of deferred financing costs	$3,256	$6,071	$4,848

Weighted average interest rate	7.75%	7.75%	7.75%
Average borrowings (1)	$38,533	$71,875	$71,875
(1)Average borrowings for the year ended March 31, 2024 was calculated from June 14, 2023 (the issuance date of the August 2028 Notes) through March 31, 2024.

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of March 31, 2026 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.60
Conversion rate (shares per $1,000 principal amount) (1)	40.66
Last conversion price calculation date	March 13, 2026
(1)Represents conversion price and conversion rate, as applicable, as of March 31, 2026, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$11,788	$4,650	$—
Amortization of deferred financing costs	1,479	613	—
Total interest and amortization of deferred financing costs	$13,267	$5,263	$—

Weighted average interest rate	5.13%	5.13%	—%
Average borrowings (1)	$230,000	$230,000	$—
(1)Average borrowings for the year ended March 31, 2025 was calculated from November 4, 2024 (the issuance date of the 2029 Convertible Notes) through March 31, 2025.

September 2030 Notes

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% Notes due 2030 (the "September 2030 Notes"). The September 2030 Notes were issued at a price of 99.345% of the aggregate principal amount of the September 2030 Notes, resulting in a yield-to-maturity of 6.104%. The September 2030 Notes mature on September 18, 2030 and may be redeemed in whole or in part at any time prior to August 18, 2030, at par plus a "make-whole" premium, and thereafter at par. The September 2030 Notes bear interest at a rate of 5.950% per year, payable semi-annually in arrears on March 18 and September 18 of each year.

The summary information regarding the September 2030 Notes is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense	$11,107	$—	$—
Amortization of deferred financing costs	715	—	—
Total interest and amortization of deferred financing costs	$11,822	$—	$—

Weighted average interest rate	5.95%	—%	—%
Average borrowings	$186,667	$—	$—

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

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of March 31, 2026, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $87.5 million and leverageable capital of $50.0 million. As of March 31, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of March 31, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $90.0 million, of which $48.0 million was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Years Ended March 31,
	2026	2025	2024
Interest expense and fees	$8,086	$7,085	$5,418
Amortization of deferred financing costs	818	758	619
Total interest and amortization of deferred financing costs	$8,904	$7,843	$6,037

Weighted average interest rate	4.43%	4.40%	4.18%
Average borrowings	$182,715	$161,019	$129,708

As of March 31, 2026, SBA Debentures issued and outstanding mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
3/25/2026	3/1/2036	4.973%	40,000
(2)	(2)	(2)	8,000
			$223,000
(1)As of March 31, 2026, the SBA has two scheduled pooling dates for SBA Debentures (in March and in September). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $8.0 million in SBA Debentures that will pool in September 2026. Until the pooling date, the SBA debentures bear interest at a fixed rate with a weighted average interim interest rate of 4.52%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2026 is as follows (amounts in thousands):

	Years Ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$223,000	$223,000
Corporate Credit Facility	—	—	245,000	—	—	—	245,000
SPV Credit Facility	—	—	100,000	—	—	—	100,000
2029 Convertible Notes	—	—	—	230,000	—	—	230,000
September 2030 Notes	—	—	—	—	350,000	—	350,000
Total	$—	$—	$345,000	$230,000	$350,000	$223,000	$1,148,000

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2026, CSWC declared and paid a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid monthly to holders of record as of the close of business on each of January 15, 2026, February 13, 2026 and March 13, 2026 on January 30, 2026, February 27, 2026 and March 31, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on March 13, 2026 on March 31, 2026.

Our distributions for the tax years ended December 31, 2025, 2024 and 2023 were as follows:

Payment Date	Cash Dividend per Share
Tax Year Ended December 31, 2025
March 31, 2025[1]	$0.64
June 30, 2025[1]	0.64
July 31, 2025	0.1934
August 29, 2025	0.1934
September 30, 2025[1]	0.2534
October 31, 2025	0.1934
November 28, 2025	0.1934
December 31, 2025[1]	0.2534
$2.56

Tax Year Ended December 31, 2024
March 31, 2024[1]	$0.63
June 30, 2024[1]	0.63
September 30, 2024[1]	0.64
December 31, 2024[2]	0.63
$2.53

Tax Year Ended December 31, 2023
March 31, 2023[2]	$0.58
June 30, 2023[2]	0.59
September 30, 2023[1]	0.62
December 31, 2023[1]	0.63
$2.42

1On each of these dates, the dividend paid included a supplemental dividend of $0.06 per share.
2On each of these dates, the dividend paid included a supplemental dividend of $0.05 per share.

Additionally, on February 24, 2026, the Board of Directors declared a quarterly regular dividend of $0.58 per share, of which $0.1934 per share will be paid to holders of record as of the close of business on each of April 15, 2026, May 15, 2026 and June 15, 2026 on April 30, 2026, May 29, 2026 and June 30, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on June 15, 2026, payable on June 30, 2026.

Book and tax basis differences relating to dividends and distributions to our shareholders and other permanent book and tax differences are typically reclassified among the CSWC’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP; accordingly, for the twelve months ended March 31, 2026 and 2025, CSWC reclassified for book purposes amounts arising from permanent book/tax differences related to the tax treatment of return of capital and/or deemed distributions, tax treatment of investments upon disposition, and non-deductible expenses, as follows (amounts in thousands):

	Years Ended March 31,
	2026	2025
Additional capital	$(43,945)	$(18,532)
Total distributable earnings	43,945	18,532

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

For tax purposes, 2025 dividends totaled $2.5604 per share and were comprised entirely of ordinary income. Included in ordinary income per share is approximately $0.6686 per share of qualified dividend income. In addition, 82.55% of each of the ordinary distributions represent interest-related dividends. 82.55% of total distributions represent the portion of CSWC's dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax. For tax purposes, the 2024 dividends totaled $2.53 per share and were comprised entirely of ordinary income. In addition, 92.89% of each of the ordinary distributions represent interest-related dividends. 92.89% of total distributions represent the portion of CSWC's dividends received by non-U.S. residents and foreign corporation shareholders that are generally exempt from U.S. withholding tax.

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

The tax character of distributions paid for the tax years ended December 31, 2025 and 2024 was as follows (amounts in thousands):

	Twelve Months Ended December 31,
	2025	2024
Ordinary income (1)	$140,809	$118,216
Distributions of long term capital gains	—	—
Distributions on tax basis (2)	$140,809	$118,216
(1)Includes qualified dividend income of approximately $36.8 million for the twelve months ended December 31, 2025.
(2)Includes only those distributions which reduce estimated taxable income.

As of March 31, 2026, CSWC estimates that it has cumulative undistributed taxable income of approximately $64.5 million, or $1.07 per share, that will be carried forward toward distributions to be paid in future periods. We intend to meet the applicable qualifications to be treated as a RIC in future periods.

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the years ended March 31, 2026 and 2025:

	Years Ended March 31,
Reconciliation of RIC Distributable Income (1)	2026	2025
Net increase in net assets from operations	$112,995	$70,548
Net unrealized depreciation (appreciation) on investments	25,832	(2,423)
Expense/loss recognized for tax on pass-through entities	—	(80)
Realized (gain) loss book/tax differences	(4,775)	(10,876)
Capital loss carryover (2)	29,255	70,883
Net operating income - wholly-owned subsidiary	(40,127)	(14,568)
Dividend income from wholly-owned subsidiary	33,223	9,038
Non-deductible tax expense	2,622	1,424
Loss on extinguishment of debt	(4,089)	(2,726)
Non-deductible compensation	5,137	6,693
Compensation related book/tax differences	2,227	(2,741)
Interest on non-accrual loans	6,626	11,999
Other book/tax differences	103	(187)
Estimated distributable income before deductions for distributions	$169,029	$136,984
Distributions (3):
Ordinary	$145,564	$123,569
Estimated annual RIC undistributed taxable income	$23,465	$13,415

1The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
2At March 31, 2026, the Company had long-term capital loss carryforwards of $160.1 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.
3Includes only those distributions which reduce estimated distributable income.

As of March 31, 2026, 2025 and 2024, the components of estimated RIC accumulated earnings on a tax basis were as follows (amounts in thousands):

	Years Ended March 31,
Components of RIC Accumulated Earnings on a Tax Basis[1]	2026	2025	2024
Undistributed ordinary income - tax basis	$64,528	$41,594	$28,845
Undistributed net realized (loss) gain	(160,068)	(130,951)	(60,056)
Unrealized (depreciation) appreciation on investments	(98,565)	(80,308)	(68,529)
Other temporary differences	(2,100)	(4,201)	(9,584)
Components of distributable earnings at year-end	$(196,205)	$(173,866)	$(109,324)

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

As of March 31, 2026, the cost of investments held by the RIC for U.S. federal income tax purposes was $2,049.8 million, with such investments having gross unrealized appreciation of $20.7 million and gross unrealized depreciation of $119.3 million, resulting in net unrealized depreciation of $98.6 million. As of March 31, 2026, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $72.5 million, with such investments having gross unrealized appreciation of $88.3 million and gross unrealized depreciation of $14.5 million, resulting in net unrealized appreciation of $73.8 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $24.8 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of March 31, 2026 and March 31, 2025, the Taxable Subsidiary had a deferred tax liability of $12.5 million and $16.8 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of March 31, 2026 and March 31, 2025 (amounts in thousands):

	March 31, 2026	March 31, 2025
Deferred tax asset:
Net operating loss carryforwards	$443	$253
Interest	2,541	1,811
Total deferred tax asset	2,984	2,064
Deferred tax liabilities:
Net unrealized appreciation on investments	(12,907)	(15,054)
Net basis differences in portfolio investments	(2,584)	(3,790)
Total deferred tax liabilities	(15,491)	(18,844)
Total net deferred tax (liabilities) assets	$(12,507)	$(16,780)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of March 31, 2026, 2025 and 2024 (amounts in thousands):

	Years Ended March 31,
Components of Income Tax Provision	2026	2025	2024
Excise tax	$2,499	$1,351	$872
Tax (benefit) provision related to Taxable Subsidiary	(1,501)	841	22
Other	123	73	50
Total income tax provision	$1,121	$2,265	$944

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

The following table is a reconciliation of the federal and state income taxes paid, net of refunds received, for the years ended March 31, 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,
	2026	2025	2024
Federal	$12,136	$1,251	$1,052
State(1)	182	192	124
Total	$12,318	$1,443	$1,176
(1)There were no jurisdictions for which the annual income taxes paid (net of refunds received) represent 5% or more of the Company's total annual income taxes paid (net of refunds received).

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

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Years Ended March 31,
	2026	2025
Number of shares sold	7,396,112	7,694,740
Gross proceeds received (in thousands)	$160,123	$181,112
Net proceeds received (in thousands) (1)	$157,819	$178,493
Weighted average price per share	$21.65	$23.54

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both March 31, 2026 and March 31, 2025, no proceeds remained receivable.

Cumulative to March 31, 2026, the Company has sold 40,437,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.52, raising $870.1 million of gross proceeds. Net proceeds were $856.9 million after commissions to the sales agents on shares sold. As of March 31, 2026, the Company has $129.9 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Years Ended March 31,
	2026	2025
Number of shares repurchased	52,630	107,278
Aggregate cost of shares repurchased (in thousands)	$1,120	$2,708
Weighted average price per share	$21.28	$25.23

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the years ended March 31, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the years ended March 31, 2026, 2025 and 2024 (dollars and shares in thousands):

	Years Ended March 31,
	2026	2025	2024
Earnings per share - basic
Numerator for basic earnings per share	$112,995	$70,548	$83,389
Adjustment for income allocated to participating securities	(1,216)	(689)	—
Numerator for basic earnings per common share	111,779	69,859	83,389
Denominator for basic earnings per common share	56,530	47,448	40,727
Basic earnings per common share	$1.98	$1.47	$2.05
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$111,779	$69,859	$83,389
Adjustment for interest and amortization on 2029 Convertible Notes	13,267	5,263	—
Numerator for diluted earnings per common share	$125,046	$75,122	$83,389
Denominator for basic weighted average common share	56,530	47,448	40,727
Adjustment for dilutive effect of 2029 Convertible Notes	9,299	3,740	—
Denominator for diluted weighted average common shares	65,829	51,188	40,727
Diluted earnings per common share	$1.90	$1.47	$2.05

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended March 31, 2026, 2025 and 2024, there was no anti-dilution.

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

In connection with the termination of the 2010 Plan, the Board of Directors and shareholders approved the 2021 Employee Plan as part of the compensation packages for its employees, the terms of which are, in all material respects, identical to the 2010 Plan. The 2021 Employee Plan initially made available for issuance 1,200,000 shares of common stock. On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same date. As of March 31, 2026, there were 1,998,204 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of March 31, 2026, there were 75,280 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the years ended March 31, 2026, 2025 and 2024, we recognized total share based compensation expense of $5.0 million (of which $0.2 million was related to restricted stock issued to non-employee directors), $7.0 million (of which $0.3 million was related to restricted stock issued to non-employee directors), and $4.5 million (of which $0.3 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

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

As of March 31, 2026, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $10.6 million, which will be amortized over the weighted-average vesting period of approximately 2.5 years.

The following table summarizes the restricted stock outstanding under the 2010 Plan and the 2021 Employee Plan as of March 31, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	558,572	$20.90	2.4
Granted	359,500	26.20	—
Vested	(316,345)	20.73	—
Forfeited	(95,375)	26.18	—
Unvested at March 31, 2025	506,352	$23.78	2.5
Granted	353,000	21.44	—
Vested	(175,436)	23.73	—
Forfeited	(43,062)	22.71	—
Unvested at March 31, 2026	640,854	$22.58	2.5

The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of March 31, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2024	11,200	$22.33	0.4
Granted	10,450	23.93	—
Vested	(11,200)	22.33	—
Forfeited	—	—	—
Unvested at March 31, 2025	10,450	$23.93	0.4
Granted	10,965	22.80	—
Vested	(10,450)	23.93	—
Forfeited	—	—	—
Unvested at March 31, 2026	10,965	$22.80	0.4

10.    OTHER EMPLOYEE COMPENSATION

We established a 401(k) plan (the “401K Plan”) effective October 1, 2015. All full-time employees of CSWC are eligible to participate in the 401K Plan. The 401K Plan permits employees to defer a portion of their total annual compensation up to the Internal Revenue Service annual maximum based on age and eligibility. During the period from October 1, 2015 through December 31, 2025, we made contributions to the 401K Plan of up to 4.5% of the Internal Revenue Service’s annual maximum eligible compensation, all of which is fully vested immediately. Effective January 1, 2026, we made matching contributions of up to 5% of the Internal Revenue Service's annual maximum eligible compensation, all of which is fully vested immediately.

During the years ended March 31, 2026, 2025, and 2024 we made matching contributions of approximately $0.3 million, $0.3 million, and $0.2 million, respectively.

11.     RETIREMENT PLANS

CSWC sponsors an unfunded Retirement Restoration Plan, which is a nonqualified plan. Unvested accrued benefits under the Retirement Restoration Plan were forfeited as of September 30, 2015. The Retirement Restoration Plan is a frozen plan under which no new service cost is being accrued by plan participants.

The following tables set forth the Retirement Restoration Plan’s net pension benefit and benefit obligation amounts for the years ended March 31, 2026, 2025 and 2024, as well as amounts recognized in our Consolidated Statements of Assets and Liabilities at March 31, 2026 and 2025 (amounts in thousands):

	Years ended March 31,
	2026	2025	2024
Net pension cost
Interest cost on projected benefit obligation	$28	$28	$28
Net amortization	(48)	(47)	(47)
Net pension cost from restoration plan	$(20)	$(19)	$(19)

	Years ended March 31,
	2026	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$555	$570	$598
Interest cost	28	28	28
Actuarial gain	(7)	4	(9)
Benefits paid	(47)	(47)	(47)
Benefit obligation at end of year	$529	$555	$570

	Years ended March 31,
	2026	2025
Amounts recognized in our Consolidated Statements of Assets and Liabilities
Projected benefit obligation	$(529)	$(555)
Net actuarial gain recognized as a component of equity	(997)	(1,038)
Total	$(1,526)	$(1,593)

Accumulated benefit obligation	$(529)	$(555)

The corridor approach is used to amortize the actuarial gains or losses based on 10% of the projected benefit obligation.

The following assumptions were used in estimating the actuarial present value of the projected benefit obligations:

	Years ended March 31,
	2026	2025	2024
Discount rate	5.50%	5.25%	5.25%

The following assumptions were used in estimating the net periodic (income)/expense:

	Years ended March 31,
	2026	2025	2024
Discount rate	5.25%	5.25%	5.00%

Following are the expected benefit payments for the next five years and in the aggregate for the years 2031-2035 (amounts in thousands):

	2027	2028	2029	2030	2031	2031-2035
Restoration Plan	$47	$47	$46	$46	$45	$215

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

The balances of unfunded debt commitments as of March 31, 2026 and March 31, 2025 were as follows (amounts in thousands):

	March 31,	March 31,
Portfolio Company	2026	2025
Revolving Loans
360 Quote TopCo, LLC	$904	$—
Air Conditioning Specialist, Inc.	1,215	1,910
American Pet Resort, LLC	1,500	—
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	1,222	3,056
ArborWorks, LLC	150	1,116
Arkstone Medical Solutions LLC	3,500	—
Armko, LLC	3,000	—
ATS Operating, LLC	640	890
Better Than Home, Inc.	3,000	—
Bond Brand Loyalty ULC	1,200	1,200
BP Loenbro Holdings Inc.	—	1,321
Brandner Design, LLC	204	900
Burning Glass Intermediate Holding Company, Inc.	—	296
Campany Roof Maintenance, LLC	—	1,064
Catbird NYC, LLC	3,000	4,000
Cavalier Buyer, Inc.	—	2,000
CDC Dental Management Co., LLC	2,000	1,500
Central Medical Supply LLC	1,500	1,050
Clearwater Group, LLC	1,500	—
Clutch, Inc.	5,000	—
Cumbria Capital MSO, LLC	250	1,100
Damotech Inc.	—	3,000
Drive Line Service of Portland, LLC	2,000	2,000
DWS Buyer LLC	1,293	—
Edge Autonomy Holdings, LLC	—	4,000
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	4,000
GPT Industries, LLC	—	3,000
GrammaTech, Inc.	—	1,000
Gravitiq LLC	5,000	5,000
Gulf Pacific Acquisition, LLC	253	303
Ignite Visibility LLC	3,000	1,500
InDinero Group, Inc.	551	—

	March 31,	March 31,
Portfolio Company	2026	2025
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	1,100	2,000
Island Pump and Tank, LLC	—	3,479
iVueit, LLC	1,000	1,000
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	1,500	2,000
KMS, LLC	2,972	—
Lash OpCo, LLC	824	—
LDG Acquisition Company, LLC	3,000	—
LEHR Upfitters, LLC	—	2,623
LGM Pharma LLC	1,500	1,500
Lighting Retrofit International, LLC	—	1,354
Lightning Intermediate II, LLC	1,852	1,852
LKC Technologies, Inc.	—	2,000
Local Web Leads, LLC	1,000	—
Main Line Brands LLC	2,000	—
Mammoth BorrowCo, Inc.	400	200
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	3,000
Mission Critical Group, LLC	1,902	—
Monroe Biomedical Research, LLC	1,250	—
Musiker Discovery Programs, Inc.	1,250	2,000
NeuroPsychiatric Hospitals, LLC	4,000	2,000
New Skinny Mixes, LLC	4,000	3,000
NinjaTrader, Inc.	—	2,500
Patriot Intermediate Holdco, LLC	8,000	—
Pipeline Technique Ltd.	3,333	944
Pool Service Partners, Inc.	500	2,000
Precision Spray & Coatings, LLC	500	—
Pyramids Acquisition, LLC	3,000	—
Revo Brands, Inc.	7,000	4,300
Rodizio Opco LLC	2,000	—
Roseland Management, LLC	2,000	2,000
ServerLIFT, LLC	5,000	4,000
SocialSEO, LLC	1,800	2,200
Spherix Global Insights US, Inc.	3,000	—
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	3,000	2,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	2,000	4,000
VP Move Purchaser, Inc.	4,200	3,900
Wash & Wax Systems LLC	146	—
Well Labs Plus, LLC	3,000	—
Well-Foam, Inc.	4,500	4,500

	March 31,	March 31,
Portfolio Company	2026	2025
White Plains Linen LLC	3,000	—
Winter Services Operations, LLC	5,244	1,333
Zenfolio Inc.	2,500	1,500
Total Revolving Loans	156,499	122,735
Delayed Draw Term Loans
Air Conditioning Specialist Inc.	—	3,229
American Pet Resort, LLC	100	—
Better Than Home, Inc.	11,700	—
BP Loenbro Holdings Inc.	—	1,101
Central Medical Supply LLC	—	1,400
Clearwater Group, LLC	10,500	—
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	950	950
DWS Buyer LLC	2,155	—
Enstoa, Inc.	5,830	—
Exact Borrower, LLC	8,200	2,200
Ignite Visibility LLC	3,000	—
ITA Holdings Group, LLC	3,525	—
iVueit, LLC	10,000	10,000
KMS, LLC	—	2,286
LDG Acquisition Company, LLC	12,000	—
LEHR Upfitters, LLC	—	5,247
Mid-Florida Endodontics Management Company, LLC	9,400	10,000
Mission Critical Group, LLC	2,130	—
Monroe Biomedical Research, LLC	5,000	—
Muenster Miling Company, LLC	2,500	—
Musiker Discovery Programs, Inc.	—	7,500
One Group, LLC	—	545
Pipeline Technique Ltd.	10,000	—
Pool Service Partners, Inc.	—	6,100
Superior Health Parent LLC	4,300	10,000
SureKap, LLC	7,222	7,222
TMT BHC Buyer, Inc.	—	5,000
unWired Broadband, LLC	8,548	—
Well Labs Plus, LLC	3,400	—
Total Delayed Draw Term Loans	121,384	73,704
Other
Broad Sky Networks, LLC	—	57
Spectrum of Hope, LLC	—	411
Total Other	—	468
Total Unfunded Debt Commitments	$277,883	$196,907

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	March 31, 2026	March 31, 2025
Unfunded Debt Commitments
Expiring during fiscal year ending:
2026	$—	$31,354
2027	97,205	70,235
2028	56,592	16,420
2029	38,815	42,986
2030	31,275	33,912
2031	49,703	2,000
2032	4,293	—
Total Unfunded Debt Commitments	$277,883	$196,907

The balances of unfunded equity commitments as of March 31, 2026 and March 31, 2025 were as follows (amounts in thousands):

	March 31, 2026	March 31, 2025
Unfunded Equity Commitments
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	$190	$—
CapTrin Partners LLC	50,000	—
Catbird NYC, LLC	125	125
Infolinks Media Buyco, LLC	350	411
Outerbox, LLC	197	—
Total Unfunded Equity Commitments	$50,862	$536

As of March 31, 2026, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of March 31, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's Consolidated Statements of Assets and Liabilities.

In addition, the Company may guarantee certain obligations in connection with its portfolio companies. Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company's maximum exposure under these arrangements is $6.4 million; however, the Company expects the risk of future obligation under these arrangements to be remote and as such, no liability was recorded on the Company's Consolidated Statements of Assets and Liabilities.

Leases

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

Total lease expense incurred for the years ended March 31, 2026, 2025 and 2024 was $0.5 million, $0.5 million and $0.3 million, respectively. As of March 31, 2026 and March 31, 2025, the asset related to the operating lease was $3.7 million and $3.9 million, respectively, and as of March 31, 2026 and March 31, 2025, the lease liability was $5.0 million and $5.4 million, respectively. As of March 31, 2026, the remaining lease term was 9.5 years and the weighted average discount rate was 7.36%.

The following table shows future minimum payments under the Company's operating leases as of March 31, 2026 (in thousands):

Year ending March 31,	Rent Commitment
2027	$715
2028	733
2029	752
2030	771
2031	790
Thereafter	4,198
Total	$7,959

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

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly consolidated financial information for the years ended March 31, 2026 and 2025 (in thousands except per share amounts):

	First	Second	Third	Fourth
2026	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$31,889	$31,984	$36,985	$34,609	$135,467
Net realized gain (loss) on investments, net of tax	15,704	(4,926)	225	(5,485)	5,518
Net change in unrealized (depreciation) appreciation on investments, net of tax	(20,592)	(1,437)	(2,158)	(1,645)	(25,832)
Realized loss on extinguishment of debt	—	—	(2,156)	—	(2,156)
Realized loss on disposal of fixed assets	—	(2)	—	—	(2)
Net increase in net assets from operations	27,001	25,619	32,896	27,479	112,995
Pre-tax net investment income per share - basic	0.61	0.61	0.60	0.59	2.39
Net investment income per share - basic	0.59	0.57	0.64	0.57	2.37
Net increase in net assets from operations per share - basic	0.50	0.46	0.57	0.46	1.98
Net increase in net assets from operations per share - diluted	0.48	0.44	0.54	0.44	1.90

	First	Second	Third	Fourth
2025	Quarter	Quarter	Quarter	Quarter	Total
Net investment income	$28,859	$31,165	$30,316	$27,842	$118,182
Net realized gain (loss) on investments	711	(10,289)	(12,805)	(27,267)	(49,650)
Net change in unrealized appreciation (depreciation) on investments, net of tax	(15,535)	1,808	(847)	16,997	2,423
Realized loss on extinguishment of debt	—	—	(387)	—	(387)
Realized loss on disposal of fixed assets	—	—	(9)	(11)	(20)
Net increase in net assets from operations	14,035	22,684	16,268	17,561	70,548
Pre-tax net investment income per share - basic	0.69	0.64	0.64	0.56	2.50
Net investment income per share - basic	0.63	0.66	0.63	0.54	2.46
Net increase in net assets from operations per share - basic	0.31	0.48	0.34	0.34	1.47
Net increase in net assets from operations per share - diluted	0.31	0.48	0.34	0.35	1.47

14.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the years ended March 31, 2026 and 2025, we did not receive any management fees from our portfolio companies.

As discussed in Note 3 - Investments, the Company and Trinity formed CapTrin on January 22, 2026. The initial equity capital commitment to CapTrin totaled $100.0 million, consisting of $50.0 million from each of CSWC and Trinity, all of which was unfunded as of March 31, 2026.

15.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the years ended March 31, 2026, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017 (share amounts presented in thousands).

	Years Ended
	March 31,
Per Share Data:	2026	2025	2024	2023	2022	2021	2020	2019	2018	2017
Investment income[1]	$4.06	$4.25	$4.37	$3.97	$3.60	$3.57	$3.45	$3.10	$2.18	$1.48
Operating expenses[1]	(1.67)	(1.74)	(1.65)	(1.67)	(1.70)	(1.78)	(1.76)	(1.62)	(1.16)	(0.87)
Income taxes[1]	(0.02)	(0.05)	(0.02)	(0.01)	(0.03)	(0.13)	(0.12)	(0.06)	(0.01)	(0.11)
Net investment income[1]	2.37	2.46	2.70	2.29	1.87	1.66	1.57	1.42	1.01	0.50
Net realized gain (loss), net of tax[1]	0.10	(1.03)	(0.98)	(0.57)	0.26	(0.45)	2.35	1.24	0.10	0.50
Net unrealized (depreciation) appreciation on investments, net of tax[1]	(0.45)	0.05	0.34	(0.62)	0.50	1.51	(5.16)	(0.68)	1.34	0.49
Realized loss on extinguishment of debt[1]	(0.04)	(0.01)	(0.01)	—	(0.75)	(0.05)	—	—	—	—
Total increase (decrease) from investment operations	1.98	1.47	2.05	1.10	1.88	2.67	(1.24)	1.98	2.45	1.49
Accretive (dilutive) effect of share issuances and repurchases	0.57	0.94	0.86	0.50	1.45	0.30	0.45	0.06	(0.04)	—
Dividends to shareholders	(2.56)	(2.54)	(2.47)	(2.28)	(2.52)	(2.05)	(2.75)	(2.27)	(0.99)	(0.79)
Spin-off Compensation Plan Distribution, net of tax	—	—	—	—	—	—	—	—	(0.03)	(0.08)
Issuance of restricted stock[1,2]	(0.10)	(0.10)	(0.13)	(0.14)	(0.10)	(0.16)	(0.06)	(0.23)	(0.18)	(0.15)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.04)	(0.10)	(0.05)	(0.01)	(0.03)	—	—	(0.01)	(0.01)	—
Exercise of employee stock options[3]	—	—	—	—	—	—	—	(0.12)	0.01	(0.09)
Share based compensation expense	0.08	0.13	0.10	0.10	0.14	0.14	0.16	0.13	0.11	0.08
Change in restoration plan	—	—	—	0.06	0.01	—	(0.01)	(0.01)	(0.05)	—
Repurchase of common stock	—	—	—	—	—	—	0.15	—	—	—
Other[4]	0.06	0.13	0.04	0.18	0.02	(0.02)	(0.19)	0.01	0.01	—
(Decrease) increase in net asset value	(0.01)	(0.07)	0.40	(0.49)	0.85	0.88	(3.49)	(0.46)	1.28	0.46
Net asset value
Beginning of period	16.70	16.77	16.37	16.86	16.01	15.13	18.62	19.08	17.80	17.34
End of period	$16.69	$16.70	$16.77	$16.37	$16.86	$16.01	$15.13	$18.62	$19.08	$17.80

Ratios and Supplemental Data
Ratio of operating expenses to average net assets	9.95%	10.32%	9.82%	10.06%	10.31%	11.51%	9.87%	8.61%	6.35%	4.95%
Ratio of operating expenses (excluding interest expense) to average net assets	3.01%	3.57%	3.52%	4.28%	5.03%	5.43%	4.94%	4.75%	4.72%	4.60%
Ratio of net investment income to average net assets	14.12%	14.52%	16.07%	13.75%	11.31%	10.74%	8.77%	7.53%	5.51%	2.83%
Portfolio turnover	20.02%	18.84%	15.65%	13.68%	33.91%	18.81%	22.76%	23.38%	25.42%	23.57%
Total investment return[5]	10.60%	(1.01)%	55.66%	(15.36)%	18.10%	118.56%	(37.52)%	38.34%	6.61%	27.88%
Total return based on change in NAV[6]	15.27%	14.73%	17.53%	10.62%	21.05%	19.37%	(3.97)%	9.49%	12.75%	7.21%

Per share market value at the end of the period	$22.12	$22.32	$24.96	$17.78	$23.73	$22.16	$11.42	$21.04	$17.02	$16.91
Weighted-average basic common shares outstanding	56,530	47,448	40,727	30,016	22,840	19,060	18,000	16,074	16,074	15,825
Weighted-average diluted common shares outstanding	65,829	51,188	40,727	30,016	22,840	19,060	18,000	16,139	16,139	15,877
Common shares outstanding at end of period	60,577	52,913	45,051	36,076	24,959	21,005	17,998	17,503	16,162	16,011

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

16.    SUBSEQUENT EVENTS

On April 22, 2026 and April 29, 2026, the Company funded $1.0 million and $20.0 million, respectively, of its capital commitment to CapTrin.

On April 27, 2026, CapTrin entered into a credit and security agreement relating to its special purpose vehicle financing credit facility (the "CapTrin Credit Facility") to provide additional liquidity to support its investment and operational activities. The CapTrin Credit Facility is secured by a pledge of 100% of the equity interest in CapTrin Partners SPV LLC ("CapTrin SPV"), a wholly owned subsidiary of CapTrin, and CapTrin SPV's assets. The CapTrin Credit Facility includes an initial commitment of $150.0 million and has an accordion feature that allows for an increase of the total commitments to up to $350.0 million, subject to certain conditions. Borrowings under the CapTrin Credit Facility bear interest at a rate equal to SOFR plus 2.25% per annum. The CapTrin Facility has a reinvestment period until April 27, 2030 and matures of April 27, 2031.

Additionally, in April 2026, the Company participated in a related party transaction whereby it sold certain portfolio investments to CapTrin at a purchase price in the amount of $47.1 million (fair value as of March 31, 2026) (the "Initial Portfolio"). CapTrin funded the purchase of the Initial Portfolio with borrowings under the CapTrin Credit Facility and funded capital commitments.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$140	$13	$85	$42	$—	$—	$(35)	$92
	Revolving Loan		541	—	—	650	(109)	—	(156)	385
	First Lien		9,138	714	7,437	398	—	—	(1,439)	6,396
	First Lien		136	—	—	300	(163)	—	(41)	96
	27,000 Class A Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
KMS, LLC	Revolving Loan	Distribution	2,743	33	—	2,666	—	—	77	2,743
	First Lien		4,590	622	2,407	2,538	(411)	—	56	4,590
	Delayed Draw Term Loan		—	—	2,261	(2,261)	—	—	—	—
	19,395.96 Series A Preferred Units		—	—	6,305	—	—	—	4,005	10,310
Mercury Acquisition 2021, LLC	First lien - Term Loan A	Telecommunications	6,479	386	—	6,459	—	—	(498)	5,961
	First lien - Term Loan B		6,479	17	—	6,459	—	—	(498)	5,961
	12,059,033 Series A Units		—	—	—	—	—	—	—	—
	3,761,173 Series A Preferred Units		—	—	—	3,859	—	—	—	3,859
	3,975,574 Series B Preferred Units		—	—	—	—	—	—	—	—
	98,265 Series C Preferred Units		—	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,250	595	11,282	279	(872)	—	(677)	10,012
	First Lien - Term Loan B		11,250	598	9,500	297	(889)	—	1,104	10,012
	191,049.33 Class A-3 Preferred Units		—	25	2,007	—	—	—	(7)	2,000
	Warrants		—	—	92	—	—	—	499	591
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	4,336	256	2,284	2,053	—	—	—	4,337
	First Lien - Tranche A Term Loan		11,120	—	9,318	—	—	—	(4,081)	5,237
	First Lien - Tranche B Term Loan		11,120	—	3,114	—	(1)	—	(1,434)	1,679
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$79,322	$3,259	$56,092	$23,739	$(2,445)	$—	$(3,125)	$74,261
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$218	$37	$181	$37	$—	$—	$—	$218
	First Lien - Term Loan A		3,360	428	2,933	427	—	—	—	3,360
	First Lien - Term Loan B		3,023	90	2,933	90	—	—	(1,681)	1,342
	Delayed Draw Term Loan		887	105	—	887	—	—	—	887
	Delayed Draw Term Loan		1,021	50	—	1,021	—	—	—	1,021
	11,909,274 Preferred Units		—	—	5,702	—	—	—	(5,702)	—
	617,803 Common Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
Air Conditioning Specialist, Inc.	Revolving Loan	Consumer Services	—	—	685	—	(685)	—	—	—
	First Lien		—	—	20,761	—	(20,761)	—	—	—
	Delayed Draw Term Loan		—	—	2,893	—	(2,893)	—	—	—
	1,006,045.85 Preferred Units		—	—	2,941	—	(5,431)	4,087	(1,597)	—

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	6,455	792	5,851	604	—	—	—	6,455
	First Lien - Term Loan B		6,455	792	4,973	604	—	—	(336)	5,241
	First Lien - Term Loan C		246	—	—	246	—	—	—	246
	21,062.03 Class A Preferred Units		—	—	1,843	—	—	—	(1,843)	—
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	1,852	204	886	1,003	(37)	—	—	1,852
	First Lien		3,928	403	3,473	413	—	—	42	3,928
	100 Class A Units		—	—	5	—	—	—	7	12
	13,898.32 Class A-1 Preferred Units		—	—	3,032	—	—	—	4,502	7,534
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	1,000	32	—	1,996	(1,000)	—	—	996
	First Lien		14,177	1,663	14,700	32	(522)	—	(89)	14,121
	1,000,000 Class A Units		—	30	1,805	—	—	—	136	1,941
	500,000 Class B Units		—	15	797	—	—	—	56	853
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,000	146	1,450	1,510	(1,975)	—	15	1,000
	First Lien		20,616	2,095	18,525	1,976	—	—	115	20,616
	Delayed Draw Term Loan		—	—	101	(101)	—	—	—	—
	2,620,670 Preferred Units		—	—	3,163	—	—	—	—	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	714	5,880	21	—	—	99	6,000
	1,250,000 Preferred Units		—	—	1,038	—	—	—	472	1,510

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
Crafty Apes, LLC	First Lien	Movies & Entertainment	4,269	505	3,653	504	—	—	(315)	3,842
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519 Class A Common Units		—	—	5,037	—	—	—	(3,482)	1,555
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	5,376	614	4,766	614	—	—	(273)	5,107
	First Lien - Term Loan B		4,985	660	4,985	2	—	—	(250)	4,737
	250,000 Class A Preferred units		—	—	317	—	—	—	(151)	166
	5,435,211 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	Revolving Loan	Industrial Products	—	43	—	34	—	—	(34)	—
	First lien		—	457	5,866	79	(5,866)	—	(79)	—
	1,000,000 Class A Preferred Units		—	622	2,747	—	—	—	(33)	2,714
GrammaTech, Inc.	Revolving Loan	Software & IT Services	—	11	—	7	—	—	(7)	—
	First Lien		—	40	563	—	(563)	—	—	—
	1,000 Class A Units		—	—	336	—	—	—	(135)	201
	360 Class A-1 Units		—	—	121	—	—	—	(48)	73
Gravitiq LLC	Revolving Loan	Consumer Products	—	94	—	4,160	(4,150)	—	(10)	—
	First Lien - Term Loan A		12,248	1,758	14,082	286	(2,752)	—	632	12,248
	First Lien - Term Loan B		12,248	2,046	14,082	280	(2,752)	—	638	12,248
	Warrants		—	—	1,597	—	—	—	5,258	6,855

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	432	3,525	18	—	—	(18)	3,525
	First Lien - Term Loan A		14,840	2,261	13,356	2,037	—	—	(582)	14,811
	First Lien - Term Loan B		14,840	2,217	13,356	2,049	—	—	(565)	14,840
	First Lien - Term Loan C		21,150	1,665	—	21,150	—	—	21	21,171
	First Lien - Term Loan D		7,050	59	—	7,050	—	—	—	7,050
	Delayed Draw Term Loan - A		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan - B		—	—	1,484	(1,484)	—	—	—	—
	Delayed Draw Term Loan - C		—	—	—	—	—	—	—	—
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	Warrants		—	4,006	9,755	—	—	—	1,658	11,413
	Warrants		—	3,164	11,369	—	—	—	2,374	13,743
	9.25% Class A Membership Interest		—	2,912	8,776	—	—	—	2,198	10,974
iVueit, LLC	Revolving Loan	Business Services	—	20	—	252	(250)	—	(2)	—
	First Lien		10,000	1,036	9,902	17	—	—	81	10,000
	Delayed Draw Term Loan		—	51	—	—	—	—	—	—
	2,000 Preferred Units		—	—	2,000	—	—	—	232	2,232
Kindred Pet Service, LLC (fka Red Dog Operations Holding Company LLC)	Revolving Loan	Consumer Services	500	21	—	504	—	—	(9)	495
	First Lien		10,800	1,082	7,425	3,284	—	—	(17)	10,692
	1,244 Class A Units		—	—	1,000	244	—	—	(570)	674

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
Lighting Retrofit International, LLC (DBA Envocore)	Revolving Loan	Environmental Services	—	19	701	521	(1,250)	—	28	—
	First Lien		—	318	4,842	—	(5,039)	—	197	—
	Second Lien		—	—	—	—	(2,280)	(2,928)	5,208	—
	208,333.33 Series A Preferred units		—	—	—	—	—	—	—	—
	203,124.99 Common units		—	—	—	—	—	—	—	—
Local Web Leads, LLC	Revolving Loan	Media & Marketing	—	5	—	(9)	—	—	9	—
	First Lien - Term Loan A		6,581	512	—	6,692	(169)	—	(73)	6,450
	First Lien - Term Loan B		6,581	613	—	6,692	(169)	—	(73)	6,450
	750,000 Common Units		—	—	—	750	—	—	(196)	554
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	1,500	66	—	2,006	(500)	—	(36)	1,470
	First Lien		11,850	1,167	4,765	6,571	—	—	277	11,613
	Delayed Draw Term Loan		—	—	5,146	(5,146)	—	—	—	—
	10,667 Common Units		—	—	610	—	—	—	159	769
Precision Spray & Coatings, LLC	Revolving Loan	Industrial Services	—		—	490	—	—	—	490
	First Lien		500	313	—	3,964	—	—	36	4,000
	2,000 Class A-2 Units		—		—	2,000	—	—	486	2,486
Rodizio Opco LLC	Revolving Loan	Restaurants	—	2	—	(15)	—	—	15	—
	First Lien		—	112	—	9,100	(9,100)	—	—	—
	495.87 Common Units		—	—	—	750	(750)	—	—	—

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	11	—	—	—	—	—	—
	First Lien		14,473	1,651	14,598	(1)	(125)		1	14,473
	3,364 Class A-2 Units		—	—	802	—	—	—	(28)	774
	1,100 Class A-1 Units		—	—	196	—	—	—	(9)	187
	16,084 Class A Units		—	—	941	—	—	—	(135)	806
Sonobi, Inc.	500,000 Class A Units	Media & Marketing	—	—	—	—	—	(500)	500	—
STATinMED, LLC	First Lien	Pharmaceuticals, Biotechnology & Life Sciences	—	—	—	—	—	(7,560)	7,560	—
	4,718.62 Class A Preferred Units		—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	3,761	—	—	—	(1,446)	2,315
	355,555.56 Senior Preferred units		—	—	—	—	—	—	1,778	1,778
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	7,500	879	7,312	19	—	—	56	7,387
	1,625,472 Class A-1 Preferred Units		—	—	1,082	90	—	—	(323)	849

Portfolio Company	Type of Investment (1)	Industry	March 31, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2025	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at March 31, 2026
White Plains Linen LLC	Revolving Loan	Commercial Services & Supplies	—	51	—	974	(1,000)	—	26	—
	First Lien - Term Loan A		12,200	860	—	12,092	—	—	(136)	11,956
	First Lien - Term Loan B		12,200	1,024	—	12,091	—	—	(135)	11,956
	16.75% LP Interest		—	—	—	335	—	—	—	335
Total Affiliate Investments			$275,101	$40,981	$292,891	$110,335	$(70,019)	$(6,901)	$14,454	$340,760
Total Control & Affiliate Investments			$354,423	$44,240	$348,983	$134,074	$(72,464)	$(6,901)	$11,329	$415,021
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

We completed an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide the reasonable assurance described above. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Attestation Report of the Independent Registered Public Accounting Firm

RSM US, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of March 31, 2026, as stated in their report which is included in Item 8 of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the definitive proxy statement relating to our 2026 annual meeting of shareholders (the "2026 Proxy Statement") to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2026, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item 11 will be contained in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2026, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2026, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the 2026 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2026, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2026 Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended March 31, 2026, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.          Consolidated Financial Statements

2.           Consolidated Financial Statement Schedule

Page
Schedule of Investments in and Advances to Affiliates for the Year Ended March 31, 2026	174

3.           Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 filed on September 8, 2017).

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 1, 2019).

3.3	Certificate of Amendment to the Articles of Incorporation, dated October 11, 2023 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 16, 2023).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed on November 7, 2017).

3.5	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 25, 2019).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on June 14, 2002).

4.2
Indenture, dated October 23, 2017, between the Company and U.S. Bank National Association, Trustee (incorporated by reference to Exhibit (d)(2) to Registration Statement on Form N-2 filed on October 23, 2017).

4.3
Sixth Supplemental Indenture, dated November 8, 2024, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 8, 2024).

4.4	Form of 5.125% Convertible Notes due 2029 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on November 8, 2024.

4.5
Seventh Supplemental Indenture, dated as of September 18, 2025, relating to the 5.950% Notes due 2030, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 18, 2025).

Exhibit No.	Description
4.6	Form of Global Note with respect to the 5.950% Notes due 2030 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 18, 2025).

4.7	Form of SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 filed on September 10, 2021).

4.8	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 filed on September 8, 2017).

4.9
Description of Capital Southwest Corporation's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to exhibit 4.11 to Annual Report on Form 10-K filed on May 21, 2024).

10.1+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 7, 2017).

10.2+
Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on June 1, 2012).

10.3+
Amendment One to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on May 31, 2013).

10.4+
Amendment Four to Retirement Plan for Employees of Capital Southwest Corporation and its Affiliates as amended and restated effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 6, 2015).

10.5+	Capital Southwest Corporation Amended and Restated 2010 Restricted Stock Award Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed on August 30, 2018).

10.6+	Form of Restricted Stock Award Agreement under the 2010 Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 7, 2014).

10.7+	Capital Southwest Corporation Amended and Restated 2021 Employee Restricted Stock Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 7, 2025).

10.8+
Form of Restricted Stock Award Agreement under the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (incorporated by reference to Exhibit 4.6 to Form S-8 filed on August 28. 2021).

10.9+
Amended and Restated Employee Matters Agreement, dated September 4, 2015, between the Company and CSW Industrials, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 14, 2015).

10.10+
Form of Restricted Stock Agreement under the 2010 Restricted Stock Award Plan (CSWC Employee Form) (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on November 9, 2015).

10.11+
Form of Amended and Restated Restricted Stock Award (Executive Compensation Plan – CSWC Employee Form) (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed on November 9, 2015).

10.12
Amended and Restated Guarantee, Pledge and Security Agreement dated as of December 21, 2018 among Capital Southwest Corporation, as Borrower, the Subsidiary Guarantors party hereto, ING Capital LLC, as Revolving Administrative Agent for the Revolving Lenders, each Financing Agent and Designated Indebtedness Holder party hereto and ING Capital, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2018).

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

Exhibit No.	Description
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

10.19
Master Reimbursement Agreement, dated as of May 9, 2018, by and between Capital Southwest Corporation, as Borrower, and ING Capital LLC, as Issuer (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on June 5, 2018).

10.20
Custody Agreement, dated August 30, 2016, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit (j)(1) to Registration Statement on Form N-2 filed on September 8, 2017).

10.21
Custody Control Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(2) to Registration Statement on Form N-2 filed on September 8, 2017).

10.22
Document Custody Agreement, dated August 30, 2016, between the Company, ING Capital LLC and U.S. Bank National Association (incorporated by reference to Exhibit (j)(3) to Registration Statement on Form N-2 filed on September 8, 2017).

10.23
Form of Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 26, 2021).

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

10.28
Form of Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between the Company and each of JMP Securities LLC and B. Riley FBR, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 26, 2021).

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

Exhibit No.	Description
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

14*	Code of Ethics.

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K filed on May 20, 2025).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – RSM US LLP (relating to the Company Consolidated Financial Statements).

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*^	Certification of President and Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*^	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	Compensation Recoupment Policy (incorporated by reference to Annual Report on Form 10-K filed on May 21, 2024).

99.1*	Report of RSM US LLP on Senior Securities Table

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:  May 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Brooks	Chairman of the Board	May 19, 2026
David R. Brooks

/s/ Christine S. Battist	Director	May 19, 2026
Christine S. Battist

/s/ Jack D. Furst	Director	May 19, 2026
Jack D. Furst

/s/ Ramona Rogers-Windsor	Director	May 19, 2026
Ramona Rogers-Windsor

/s/ William R. Thomas	Director	May 19, 2026
William R. Thomas

/s/ Michael S. Sarner	President and Chief Executive Officer	May 19, 2026
Michael S. Sarner

/s/ Chris T. Rehberger	Chief Financial Officer	May 19, 2026
Chris T. Rehberger	(Chief Financial/Accounting Officer)