Form 10-Q
period 2026-06-30
CAPITAL SOUTHWEST CORP
filed 2026-08-03
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

63,733,867 shares of Common Stock, $0.25 value per share, as of July 30, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	June 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,765,264 and $1,689,152, respectively)	$1,762,554	$1,682,425
Affiliate investments (Cost: $357,928 and $338,124, respectively)	349,118	340,760
Control investments (Cost: $111,388 and $92,208, respectively)	90,610	74,261
Total investments (Cost: $2,234,580 and $2,119,485, respectively)	2,202,282	2,097,446
Cash and cash equivalents	58,457	29,045
Restricted cash	400	400
Receivables:
Dividends and interest	37,214	31,678
Escrow	575	612
Other	1,929	2,190
Income tax receivable	48	717
Debt issuance costs (net of accumulated amortization of $13,875 and $13,172, respectively)	6,166	6,870
Other assets	8,448	8,560
Total assets	$2,315,519	$2,177,518
Liabilities
SBA Debentures (net of $6,092 and $5,333, respectively, of unamortized debt issuance costs)	$258,908	$217,667
2029 Convertible Notes (net of $5,044 and $5,413, respectively, of unamortized debt issuance costs)	224,956	224,587
September 2030 Notes (net of $5,692 and $6,029, respectively, of unamortized debt issuance costs)	344,308	343,971
Credit Facilities	393,000	345,000
Other liabilities	22,444	21,629
Accrued restoration plan liability	524	529
Income tax payable	1,334	636
Deferred tax liability	11,589	12,507
Total liabilities	1,257,063	1,166,526

Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.25 par value: authorized, 75,000,000 shares at June 30, 2026 and March 31, 2026; issued, 63,733,867 shares at June 30, 2026 and 60,577,181 shares at March 31, 2026	15,933	15,144
Additional paid-in capital	1,136,438	1,074,854
Total distributable (loss) earnings	(93,915)	(79,006)
Total net assets	1,058,456	1,010,992
Total liabilities and net assets	$2,315,519	$2,177,518
Net asset value per share (63,733,867 shares outstanding at June 30, 2026 and 60,577,181 shares outstanding at March 31, 2026)	$16.61	$16.69

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended
	June 30,
	2026	2025
Investment income:
Interest income:
Non-control/Non-affiliate investments	$42,397	$41,238
Affiliate investments	7,195	5,256
Control investments	874	621
Payment-in-kind interest income:
Non-control/Non-affiliate investments	3,957	2,076
Affiliate investments	872	953
Control investments	83	231
Dividend income:
Non-control/Non-affiliate investments	167	1,608
Affiliate investments	1,211	2,045
Control investments	258	24
Fee income:
Non-control/Non-affiliate investments	3,307	1,396
Affiliate investments	397	189
Control investments	28	23
Other income	302	287
Total investment income	61,048	55,947
Operating expenses:
Compensation	2,699	3,956
Share-based compensation	1,448	1,143
Interest	18,499	15,264
Professional fees	1,463	1,210
General and administrative	1,970	1,657
Total operating expenses	26,079	23,230
Income before taxes	34,969	32,717
Federal income, excise and other taxes	443	1,099
Deferred taxes	(1,154)	(271)
Total income tax (benefit) provision	(711)	828
Net investment income	$35,680	$31,889
Realized (loss) gain
Non-control/Non-affiliate investments	$334	$17,846
Affiliate investments	67	4,087
Income tax provision	(959)	(6,229)
Total net realized (loss) gain on investments, net of tax	(558)	15,704
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	4,019	(22,062)
Affiliate investments	(11,447)	1,058
Control investments	(2,831)	(3,176)
Income tax (provision) benefit	(131)	3,588
Total net unrealized (depreciation) appreciation on investments, net of tax	(10,390)	(20,592)
Net realized and unrealized (losses) gains on investments	(10,948)	(4,888)
Net increase in net assets from operations	$24,732	$27,001

Pre-tax net investment income per share - basic	$0.57	$0.61
Net investment income per share – basic	$0.58	$0.59
Net increase in net assets from operations – basic	$0.40	$0.50
Net increase in net assets from operations - diluted	$0.39	$0.48
Weighted average common shares outstanding – basic	61,141,741	53,516,995
Weighted average common shares outstanding – diluted	70,505,458	62,777,430

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

0	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
0	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633
Issuance of common stock	2,034,917	509	—	—	40,663	—	41,172
Share-based compensation	—	—	—	—	1,143	—	1,143
Issuance of common stock under restricted stock plan, net of forfeitures	332,250	83	—	—	(83)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,593)	(13)	—	—	(1,107)	—	(1,120)
Dividends to shareholders	—	—	—	—	—	(35,344)	(35,344)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	31,889	31,889
Net realized gain on investments, net of tax	—	—	—	—	—	15,704	15,704
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(20,592)	(20,592)
Balances at June 30, 2025	55,227,370	$13,807	—	$—	$999,728	$(97,061)	$916,474

Balances at March 31, 2026	60,577,181	$15,144	—	$—	$1,074,854	$(79,006)	$1,010,992
Issuance of common stock	2,708,438	677	—	—	61,957	—	62,634
Share-based compensation	—	—	—	—	1,448	—	1,448
Issuance of common stock under restricted stock plan, net of forfeitures	520,750	130	—	—	(130)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(72,502)	(18)	—	—	(1,679)	—	(1,697)
Dividends to shareholders	—	—	—	—	—	(39,641)	(39,641)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	35,680	35,680
Net realized loss on investments, net of tax,	—	—	—	—	—	(558)	(558)
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(10,390)	(10,390)
Balances at June 30, 2026	63,733,867	$15,933	—	$—	$1,136,438	$(93,915)	$1,058,456

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net increase in net assets from operations	$24,732	$27,001
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(234,242)	(94,866)
Proceeds from sales and repayments of debt investments in portfolio companies	126,613	73,799
Proceeds from sales and return of capital of equity investments in portfolio companies	—	26,303
Payment of accreted original issue discounts	550	940
Payment of accrued payment-in-kind interest	33	510
Depreciation and amortization	1,798	1,684
Net pension benefit	(17)	(17)
Realized gain on investments before income tax	(253)	(21,826)
Net unrealized depreciation on investments before income tax	10,259	24,180
Accretion of discounts on investments	(2,624)	(2,711)
Payment-in-kind interest	(5,173)	(3,005)
Share-based compensation expense	1,448	1,143
Deferred income taxes	(918)	(3,860)
Changes in other assets and liabilities:
(Increase) decrease in dividend and interest receivable	(5,536)	160
Decrease (increase) in escrow receivables	37	(88)
Decrease in tax receivable	671	—
Decrease in other receivables	263	102
(Increase) decrease in other assets	(22)	333
Increase in taxes payable	697	4,615
Increase (decrease) in other liabilities	814	(3,904)
Net cash (used in) provided by operating activities	(80,870)	30,493
Cash flows from investing activities
Acquisition of fixed assets	—	(141)
Net cash used in investing activities	—	(141)
Cash flows from financing activities
Proceeds from common stock offering	62,643	41,197
Borrowings under Credit Facilities	192,000	49,000
Repayments of Credit Facilities	(144,000)	(80,000)
Debt issuance costs paid	—	(417)
Proceeds from issuance of SBA Debentures	40,977	—
Dividends to shareholders	(39,641)	(35,344)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,697)	(1,120)
Net cash provided by (used in) by financing activities	110,282	(26,684)
Net increase in cash, cash equivalents and restricted cash	29,412	3,668
Cash, cash equivalents and restricted cash at beginning of period	29,445	44,871
Cash, cash equivalents and restricted cash at end of period	$58,857	$48,539
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,962	$2,717
Cash paid for interest	8,649	14,846

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three Months Ended June 30,
	2026	2025
Cash and cash equivalents	$58,457	$46,889
Restricted cash	400	1,650
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$58,857	$48,539

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	15.69%	SOFR (Q)	12.00%	2.00%	15.69%	4/15/2024	4/13/2029	$140	$130	$132	(7)(10)(16)
	Revolving Loan	18.00%	Fixed				4/15/2024	4/13/2029	487	487	496	(7)(16)
	First Lien	15.69%	SOFR (Q)	12.00%	2.00%	15.69%	4/15/2024	4/13/2029	9,138	9,035	4,413	(7)(16)
	First Lien	8.00%	Fixed			8.00%	11/28/2025	4/13/2029	136	136	—	(7)(16)
										9,788	5,041
Subtotal: Building & Infrastructure Products										9,788	5,041		0.48%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.74%	SOFR (M)	8.00%	2.00%	11.74%	12/20/2022	12/31/2026	5,536	5,527	5,259	(6)
	First Lien - Term Loan B	12.74%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,737	(6)
										10,490	9,996
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(15)	—
	First Lien - Term Loan A	10.95%	SOFR (Q)	7.00%	2.00%	10.95%	12/15/2022	12/15/2027	7,987	7,929	7,987
	First Lien - Term Loan B	8.95%	SOFR (Q)	5.00%	2.00%	8.95%	12/15/2022	12/15/2027	7,413	7,330	3,180	(16)
										15,244	11,167
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(6)	—	(6)(10)
	First Lien	9.69%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,923	10,000	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,917	10,000
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	12/8/2026	—	(4)	—	(10)
	First Lien	10.59%	SOFR (Q)	6.75%	1.00%		12/8/2021	12/8/2026	4,218	4,210	4,218
										4,206	4,218
US COURTSCRIPT HOLDINGS, INC.	First Lien	9.95%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	13,400	13,275	13,400
WINTER SERVICES OPERATIONS, LLC	Revolving Loan		SOFR	8.00%	1.00%		11/19/2021	11/19/2027	—	(106)	—	(10)
	First Lien - Term Loan A	10.95%	SOFR (Q)	7.00%	1.00%		1/16/2024	11/19/2027	14,479	14,350	14,450
	First Lien - Term Loan B	12.95%	SOFR (Q)	9.00%	1.00%		1/16/2024	11/19/2027	14,479	14,354	14,450
	Delayed Draw Term Loan	11.95%	SOFR (Q)	8.00%	1.00%		11/19/2021	11/19/2027	3,748	3,694	3,741
										32,292	32,641
Subtotal: Business Services										85,424	81,422		7.69%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Commercial Services & Supplies
MYNTS HOLDINGS, LLC	Revolving Loan	9.39%	SOFR (Q)	5.75%	1.50%		5/5/2026	5/5/2031	1,800	1,764	1,764	(10)(20)
	First Lien - Term Loan B	10.16%	SOFR (Q)	6.50%	1.50%		5/5/2026	5/5/2031	14,500	14,394	14,394	(8)
	First Lien - Term Loan C	10.16%	SOFR (Q)	6.50%	1.50%		5/5/2026	5/5/2031	14,500	14,394	14,394	(8)
										30,552	30,552
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(23)	—	(10)
	First Lien - Term Loan A	8.44%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	9,250	9,197	9,185
	First Lien - Term Loan B	10.44%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	14,250	14,167	14,150
										23,341	23,335
WHITE PLAINS LINEN LLC	Revolving Loan	11.41%	SOFR (Q)	7.75%	2.00%		8/1/2025	5/1/2030	1,000	976	980	(6)(10)
	First Lien - Term Loan A	10.44%	SOFR (Q)	6.75%	2.00%		8/1/2025	5/1/2030	12,200	12,097	11,956	(6)
	First Lien - Term Loan B	12.44%	SOFR (Q)	8.75%	2.00%		8/1/2025	5/1/2030	12,200	12,096	11,956	(6)
										25,169	24,892
Subtotal: Commercial Services & Supplies										79,062	78,779		7.44%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
CLUTCH, INC.	Revolving Loan		SOFR	5.25%	2.00%		11/13/2025	11/13/2030	—	(44)	—	(10)
	First Lien - Term Loan B	10.08%	SOFR (Q)	6.37%	2.00%		11/13/2025	11/13/2030	21,250	21,052	21,250	(8)(20)
	First Lien - Term Loan C	10.08%	SOFR (Q)	6.37%	2.00%		11/13/2025	11/13/2030	21,250	21,052	21,250	(8)(20)
										42,060	42,500
GRAVITIQ LLC	Revolving Loan	10.66%	SOFR (Q)	7.00%	2.00%		1/17/2025	1/16/2030	4,500	4,465	4,500	(6)(10)(20)
	First Lien - Term Loan A	9.69%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	10,632	10,111	10,632	(6)
	First Lien - Term Loan B	11.69%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	10,632	10,105	10,632	(6)
										24,681	25,764
HEAT TRAK, LLC	Revolving Loan	13.83%	SOFR (Q)	10.00%	2.00%		4/6/2026	6/9/2028	4,000	3,929	3,924
	First Lien - Term Loan A	13.84%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,900	11,178
	First Lien - Term Loan F	13.83%	SOFR (Q)	10.00%	2.00%		4/6/2026	12/31/2026	1,500	1,500	1,500
	First Lien - Term Loan G	13.89%	SOFR (Q)	10.00%	2.00%		6/29/2026	12/31/2026	1,000	1,000	1,000
										17,329	17,602

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
HYBRID PROMOTIONS, LLC	Second Lien	11.94%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,908	15,967	(15)
LASH OPCO, LLC	Revolving Loan		SOFR	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	—	(5)	—	(10)
	First Lien	10.76%	SOFR (Q)	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	18,490	18,356	17,196	(20)
										18,351	17,196
REVO BRANDS, INC.	Revolving Loan		SOFR	7.50%	1.50%		2/21/2024	2/21/2029	—	(84)	—	(10)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,245	10,119	10,143
	First Lien - Term Loan B	11.19%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,245	10,118	10,143
	First Lien - Term Loan C	12.19%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,245	10,117	10,143
										30,270	30,429
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	9.68%	SOFR (Q)	6.00%	1.50%		3/22/2024	3/21/2029	4,000	3,942	4,000	(10)(20)
	First Lien - Term Loan A	8.69%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	9,908	9,786	9,908
	First Lien - Term Loan B	10.69%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	14,908	14,720	14,908
	First Lien	9.69%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,958	6,000
										34,406	34,816
Subtotal: Consumer Products										183,178	184,447		17.43%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.19%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	1,389	1,380	1,378	(10)(20)
	First Lien	9.14%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	22,280	22,072	22,102	(20)
	Delayed Draw Term Loan	9.18%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,097	6,097	6,049	(20)
										29,549	29,529
AMERICAN PET RESORT, LLC	Revolving Loan	9.66%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	4,000	3,941	3,968	(10)(20)
	First Lien - Term Loan B	11.52%	SOFR (Q)	7.79%	2.00%		12/17/2025	12/17/2030	14,000	13,887	13,888	(8)
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,900	1,868	1,885	(10)(20)
										19,696	19,741
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan		Fixed			10.00%	8/27/2021	8/31/2029	—	(26)	—	(10)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	14,427	14,300	14,427
	First Lien - Term Loan B	10.00%	Fixed			10.00%	4/12/2023	8/31/2029	14,568	14,442	9,936
										28,716	24,363

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
BETTER THAN HOME, INC.	Revolving Loan		SOFR	5.75%	1.00%		8/8/2025	8/8/2031	—	(19)	—	(10)
	First Lien	9.44%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	12,000	11,883	11,916
	Delayed Draw Term Loan	9.42%	SOFR (Q)	5.75%	1.00%		8/8/2025	8/8/2031	14,900	14,742	14,796	(10)(20)
										26,606	26,712
CAMPANY ROOF MAINTENANCE, LLC	First Lien	11.74%	SOFR (M)	8.00%	1.50%	1.50%	7/26/2024	11/27/2028	13,212	12,985	9,763
CLEARWATER GROUP, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/27/2026	2/27/2031	—	(12)	—	(10)
	First Lien	9.69%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	8,000	7,934	7,934
	Delayed Draw Term Loan	9.69%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	1,500	1,487	1,487	(10)
										9,409	9,421
KINDRED PET SERVICE, LLC	Revolving Loan	10.19%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	500	487	495	(6)(10)
	First Lien	10.19%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	10,800	10,718	10,693	(6)
										11,205	11,188
LIFT BRANDS, INC.	Tranche A Term Loan	11.24%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,228	2,228	2,228
	Tranche B Term Loan	9.50%	Fixed				2/1/2024	9/30/2026	793	793	793
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	549
										3,570	3,570
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	6.25%	2.00%		5/15/2025	5/15/2030	—	(16)	—	(10)
	First Lien	9.94%	SOFR (Q)	6.25%	2.00%		5/15/2025	5/15/2030	9,346	9,270	9,271
										9,254	9,271
POOL SERVICE PARTNERS, INC.	Revolving Loan	10.69%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	550	534	541	(6)(10)
	First Lien	10.69%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	11,850	11,674	11,649	(6)
										12,208	12,190
RENEW FITNESS OPERATIONS, LLC	Revolving Loan		SOFR	6.25%	1.50%		5/29/2026	5/28/2032	—	(44)	—	(10)
	First Lien	9.92%	SOFR (Q)	6.25%	1.50%		5/29/2026	5/28/2032	13,500	13,383	13,383
										13,339	13,383
SUNLINE GROUP LLC	Revolving Loan		SOFR	6.75%	2.00%		6/17/2026	6/17/2031	—	(7)	—	(6)(10)
	First Lien	10.42%	SOFR (Q)	6.75%	2.00%		6/17/2026	6/17/2031	2,500	2,481	2,481	(6)
	Delayed Draw Term Loan		SOFR	6.75%	2.00%		6/17/2026	6/17/2031	—	(65)	—	(6)(10)
										2,409	2,481
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(54)	—	(10)
	First Lien	9.69%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,292	16,500
										16,238	16,500

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WASH & WAX SYSTEMS LLC	Revolving Loan	9.20%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	293	287	292	(10)(20)
	First Lien	9.16%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	7,139	7,052	7,131
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	5,049	5,049	5,039
										12,388	12,462
Subtotal: Consumer Services										207,572	200,574		18.95%
Distribution
KMS, LLC	Revolving Loan	9.23%	SOFR (Q)	5.50%	1.00%		12/23/2025	9/29/2028	1,143	1,073	1,143	(7)(10)(15)
	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	4,270	4,216	4,270	(7)(15)
										5,289	5,413
Subtotal: Distribution										5,289	5,413		0.51%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	11.18%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	5,000	4,967	5,000	(20)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	11,500	11,416	11,500
	First Lien - Term Loan B	12.19%	SOFR (Q)	8.50%	2.00%		10/29/2024	10/29/2029	11,500	11,415	11,500
										27,798	28,000
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	482	(6)(16)
Subtotal: Education										37,301	28,482		2.69%
Energy Services
ACE GATHERING, INC.	First Lien	10.45%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	2,932	2,925	2,932	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan		SOFR	6.75%	1.00%		8/23/2022	6/29/2029	—	(29)	—	(9)(10)(22)
	First Lien	10.74%	SOFR (Q)	6.75%	1.00%		8/23/2022	6/29/2029	8,335	8,234	8,335	(9)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		12/30/2025	6/29/2029	—	(86)	—	(9)(10)(22)
										8,119	8,335
WELL-FOAM, INC.	Revolving Loan	11.82%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	1,000	997	1,000	(10)
	First Lien	11.84%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,536	10,525	10,536
										11,522	11,536
Subtotal: Energy Services										22,566	22,803		2.15%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	1,923	1,923	1,963	(6)(10)
	First Lien	10.24%	SOFR (M)	6.50%	1.00%	10.24%	11/6/2023	11/6/2028	4,034	4,034	3,994	(6)
										5,957	5,957

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ISLAND PUMP AND TANK, LLC	Revolving Loan	10.95%	SOFR (Q)	7.00%	2.00%	10.95%	3/2/2023	5/17/2029	3,573	3,542	3,573
	First Lien - Term Loan A	10.95%	SOFR (Q)	7.00%	2.00%	10.95%	2/23/2024	5/17/2029	12,517	12,398	12,517
	First Lien - Term Loan B	10.95%	SOFR (Q)	7.00%	2.00%	10.95%	2/23/2024	5/17/2029	12,548	12,429	12,548
	First Lien - Term Loan C	10.95%	SOFR (Q)	7.00%	2.00%	10.95%	2/23/2024	5/17/2029	12,578	12,451	6,615
										40,820	35,253
Subtotal: Environmental Services										46,777	41,210		3.89%
Financial Services
INDINERO GROUP, INC.	Revolving Loan	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	451	442	446	(10)
	First Lien	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	9,538	9,445	9,433
										9,887	9,879
INSURE HOMES CORPORATION	Tranche B Term Loan	11.12%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	23,250	23,002	23,250
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.19%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,920	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,000	10,850	9,790	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,000	10,849	9,790	(7)
										21,699	19,580
Subtotal: Financial Services										64,508	62,709		5.92%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.34%	SOFR (Q)	8.50%	1.00%	12.34%	3/28/2025	3/28/2028	6,651	6,651	6,651	(6)
	First Lien - Term Loan B	12.34%	SOFR (Q)	8.50%	1.00%	12.34%	3/28/2025	3/28/2028	6,651	6,651	4,750	(6)(16)
	First Lien - Term Loan C	12.34%	SOFR (Q)	8.50%	1.00%	12.34%	3/27/2026	3/28/2028	246	246	246	(6)
										13,548	11,647
CHALET DESSERTS, LLC	Revolving Loan		SOFR	7.00%	2.00%		3/13/2026	3/13/2031	—	(37)	—
	First Lien	10.69%	SOFR (Q)	7.00%	2.00%		3/13/2026	3/13/2031	12,750	12,628	12,750
										12,591	12,750
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.14%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,152	14,197	(20)
	First Lien - Term Loan B	11.14%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	14,140	14,197	(20)
	First Lien - Term Loan C	12.14%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	14,140	14,197	(20)
										42,432	42,591

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	10.74%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	353	344	343	(10)(20)
	First Lien	10.74%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,817	3,772	3,710	(20)
										4,116	4,053
MAMMOTH BORROWCO, INC.	Revolving Loan	9.91%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,750	3,705	3,499	(20)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	9,935	9,797	9,270
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	9,935	9,794	9,279
	Delayed Draw Term Loan	9.91%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,818	2,764	2,629	(20)
										26,060	24,677
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	8.00%	1.00%		8/10/2021	2/10/2027	—	(11)	—
	First Lien	11.84%	SOFR (Q)	8.00%	1.00%		8/10/2021	2/10/2027	28,200	28,093	25,154
	Delayed Draw Term Loan	7.00%	Fixed			7.00%	10/2/2025	2/10/2027	1,250	1,250	1,115	(10)
										29,332	26,269
NEW SKINNY MIXES, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/21/2022	12/21/2029	—	(54)	—	(10)
	First Lien	10.39%	SOFR (Q)	6.50%	2.00%		12/21/2022	12/21/2029	12,562	12,462	12,562
										12,408	12,562
Subtotal: Food, Agriculture & Beverage										140,487	134,549		12.71%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	10.69%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,000	983	1,000	(6)(10)
	First Lien	10.69%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	20,616	20,494	20,616	(6)
										21,477	21,616
COMMAND GROUP ACQUISITION, LLC	First Lien	10.69%	SOFR (Q)	7.00%	2.00%		2/15/2024	2/15/2029	6,000	5,927	6,000	(6)
SCRIP, INC.	First Lien	11.88%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,792	17,771	14,945
Subtotal: Healthcare Equipment & Supplies										45,175	42,561		4.02%
Healthcare Products
DWS BUYER LLC	Revolving Loan		SOFR	5.25%	0.75%		7/29/2025	7/29/2031	—	(16)	—	(10)
	First Lien	8.89%	SOFR (Q)	5.25%	0.75%		7/29/2025	7/29/2031	6,519	6,433	6,519	(20)
	Delayed Draw Term Loan		SOFR	5.25%	0.75%		7/29/2025	7/29/2031	—	(14)	—	(10)
										6,403	6,519

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/6/2022	6/5/2028	—	(12)	—	(10)
	First Lien	9.85%	SOFR (S)	6.00%	1.00%		6/6/2022	6/5/2028	17,385	17,276	17,020
										17,264	17,020
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.50%	1.00%		4/4/2022	4/3/2028	—	(10)	—	(10)
	First Lien	9.24%	SOFR (M)	5.50%	1.00%		4/4/2022	4/3/2028	6,100	6,057	6,100
										6,047	6,100
Subtotal: Healthcare Products										29,714	29,639		2.80%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	20.00%	Fixed			20.00%	12/11/2020	11/24/2032	229	229	229	(6)
	First Lien - Term Loan A	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,533	3,533	3,428	(6)
	First Lien - Term Loan B	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,023	3,023	—	(6)(16)
	Delayed Draw Term Loan	20.00%	Fixed			20.00%	4/1/2025	11/24/2032	932	932	932	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	11/24/2025	11/24/2032	1,076	1,076	1,076	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	4/16/2026	11/24/2032	1,286	1,168	1,286	(6)(10)
										9,961	6,951
ARKSTONE MEDICAL SOLUTIONS LLC	Revolving Loan		SOFR	7.00%	1.50%		3/31/2026	3/31/2031	—	(33)	—	(10)
	First Lien - Term Loan A	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	15,000	14,856	14,775
	First Lien - Term Loan B	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	2,222	2,205	2,189
										17,028	16,964
CAVALIER BUYER, INC.	First Lien	9.44%	SOFR (Q)	5.75%	2.00%		2/10/2023	2/10/2028	15,433	15,335	15,433	(20)
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(18)	—	(10)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	4,175	4,128	4,175
	First Lien - Term Loan B	12.19%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	4,175	4,129	4,175
										8,239	8,350
CITYVET INC.	First Lien	10.69%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	45,000	44,396	45,000
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	13.22%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	786	785	739
	First Lien	13.22%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	8,317	8,224	7,810
										9,009	8,549

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(9)	—	(10)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,421	7,418
	First Lien - Term Loan B	12.19%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,419	7,418
										14,831	14,836
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(21)	—	(10)
	First Lien - Term Loan A	9.19%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,990	8,050
	First Lien - Term Loan B	11.19%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,990	8,050
	Delayed Draw Term Loan	10.19%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	600	595	600	(10)
										16,554	16,700
NEULIFE REHABILITATION OF FLORIDA, INC.	Revolving Loan		SOFR	4.50%	2.00%		4/20/2026	4/18/2031	—	(22)	—	(10)
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan		SOFR	6.00%	1.00%		5/14/2021	5/14/2027	—	(21)	—	(10)
	First Lien - Term Loan A	8.84%	SOFR (Q)	5.00%	1.00%		3/21/2023	5/14/2027	7,348	7,326	7,348
	First Lien - Term Loan B	10.84%	SOFR (Q)	7.00%	1.00%		3/21/2023	5/14/2027	7,348	7,326	7,348
	First Lien - Term Loan C	9.84%	SOFR (Q)	6.00%	1.00%		3/21/2023	5/14/2027	5,095	5,066	5,095
	First Lien - Term Loan D	9.84%	SOFR (Q)	6.00%	1.00%		10/27/2023	5/14/2027	12,840	12,745	12,840
										32,442	32,631
PYRAMIDS ACQUISITION, LLC	Revolving Loan		SOFR	5.75%	2.00%		12/23/2025	12/23/2030	—	(30)	—	(10)
	First Lien	9.44%	SOFR (Q)	5.75%	2.00%		12/23/2025	12/23/2030	18,338	18,193	18,193
										18,163	18,193
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/9/2026	—	(2)	—	(6)(10)
	First Lien	10.84%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/9/2026	14,473	14,473	14,473	(6)
										14,471	14,473

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	4,926	4,926	4,926	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	6,115	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	—	(7)(16)
										27,150	11,041
SUPERIOR HEALTH PARENT LLC	Revolving Loan		SOFR	6.25%	1.50%		12/26/2024	12/26/2030	—	(17)	—	(10)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.25%	1.50%		4/27/2026	12/26/2030	17,600	17,445	17,445
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.25%	1.50%		4/27/2026	12/26/2030	17,600	17,445	17,445
										34,873	34,890
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	10.94%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	5,500	5,445	5,434	(6)
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	(18)	—	(10)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	1.00%		4/20/2026	9/5/2030	15,800	15,695	15,689
	First Lien - Term Loan B	10.19%	SOFR (Q)	6.50%	1.00%		4/20/2026	9/5/2030	15,800	15,695	15,689
	Delayed Draw Term Loan	10.16%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	3,400	3,375	3,376	(20)
	Delayed Draw Term Loan	10.18%	SOFR (Q)	6.50%	1.00%		4/20/2026	9/5/2030	3,050	3,027	3,029	(10)
										37,774	37,783
Subtotal: Healthcare Services										305,649	287,228		27.14%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.24%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2026	6,500	6,489	6,435	(15)
	First Lien - Term Loan B	12.24%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2026	6,500	6,489	6,435	(15)
	First Lien - Term Loan C	10.24%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2026	7,810	7,799	7,732	(15)
	First Lien - Term Loan D	12.24%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2026	7,810	7,799	7,731	(15)
										28,576	28,333
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan	11.74%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	400	386	400	(10)
	First Lien	11.69%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,490	6,439	6,490
										6,825	6,890

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SUREKAP, LLC	First Lien - Term Loan A	9.68%	SOFR (Q)	6.00%	1.50%		6/24/2024	6/25/2029	19,089	18,971	17,562
	First Lien - Term Loan B	11.68%	SOFR (Q)	8.00%	1.50%		6/24/2024	6/25/2029	19,089	18,970	17,562
										37,941	35,124
Subtotal: Industrial Machinery										73,342	70,347		6.65%
Industrial Products
AIR PRODUCTS AND CONTROLS, INC.	Revolving Loan		SOFR	5.25%	2.00%		6/2/2026	6/2/2031	—	(35)	—	(10)
	First Lien - Term Loan B	10.16%	SOFR (Q)	6.50%	2.00%		6/2/2026	6/2/2031	5,000	4,957	4,957	(8)
										4,922	4,957
LLFLEX, LLC	Second Lien	11.84%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	12/31/2029	10,354	10,229	9,008	(15)
SERVERLIFT, LLC	Revolving Loan		SOFR	5.00%	2.00%		12/31/2024	12/31/2029	—	(31)	—	(10)
	First Lien - Term Loan A	7.69%	SOFR (Q)	4.00%	2.00%		12/31/2024	12/31/2029	10,250	10,183	10,250
	First Lien - Term Loan B	9.69%	SOFR (Q)	6.00%	2.00%		12/31/2024	12/31/2029	15,250	15,149	15,250
										25,301	25,500
Subtotal: Industrial Products										40,452	39,465		3.73%
Industrial Services
ADF ENGINEERING LLC	Revolving Loan		SOFR	6.00%	2.00%		4/14/2026	4/14/2031	—	(14)	—	(10)
	First Lien	9.67%	SOFR (Q)	6.00%	2.00%		4/14/2026	4/14/2031	6,500	6,453	6,453
										6,439	6,453
PATRIOT INTERMEDIATE HOLDCO, LLC	Revolving Loan	10.14%	SOFR (Q)	6.50%	2.00%		1/9/2026	1/9/2031	1,000	909	1,000	(10)
	First Lien - Term Loan A	9.19%	SOFR (Q)	5.50%	2.00%		1/9/2026	1/9/2031	10,303	10,208	10,303
	First Lien - Term Loan B	11.19%	SOFR (Q)	7.50%	2.00%		1/9/2026	1/9/2031	10,303	10,208	10,303
										21,325	21,606
PRECISION SPRAY & COATINGS, LLC	Revolving Loan	11.17%	SOFR (Q)	7.50%	2.00%		2/24/2026	8/1/2030	850	841	850	(6)(10)(20)
	First Lien	11.19%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,966	4,000	(6)
										4,807	4,850
UPS INTERMEDIATE, LLC	First Lien	10.22%	SOFR (Q)	6.50%	1.00%		7/31/2024	7/27/2029	12,520	12,332	12,219	(15)(20)
Subtotal: Industrial Services										44,903	45,128		4.26%
IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(11)	—
	First Lien - Term Loan A	11.95%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	9,000	8,854	8,640
										8,843	8,640

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
INFOGAIN CORPORATION	First Lien	9.49%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,663	3,643	3,663
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2029	—	(16)	—	(10)
	First Lien	10.95%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	5,816	5,752	5,816
										5,736	5,816
NGP ROBO OPCO, LLC	Revolving Loan	9.23%	SOFR (Q)	5.50%	2.00%		6/30/2026	6/30/2031	57	40	40	(10)
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.73%	2.00%		6/30/2026	6/30/2031	7,305	7,250	7,250	(8)
										7,290	7,290
PROACTIVE TECHNOLOGY MANAGEMENT, LLC	Revolving Loan		SOFR	5.75%	2.00%		5/20/2026	5/20/2031	—	(18)	—	(10)
	First Lien	9.39%	SOFR (Q)	5.75%	2.00%		5/20/2026	5/20/2031	8,000	7,941	7,941
										7,923	7,941
SAAS CONSULTING GROUP, LLC.	Revolving Loan		SOFR	6.00%	2.00%		5/29/2026	5/29/2031	—	(20)	—	(6)(10)
	First Lien	9.67%	SOFR (Q)	6.00%	2.00%		5/29/2026	5/29/2031	10,000	9,901	9,901	(6)
										9,881	9,901
Subtotal: IT Services										43,316	43,251		4.09%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	12.38%	SOFR (Q)	8.50%	1.00%		6/16/2022	6/16/2027	2,346	2,311	2,301	(10)
	First Lien	13.38%	SOFR (Q)	9.50%	1.00%	1.00%	6/16/2022	6/16/2027	26,252	26,171	25,753	(19)
										28,482	28,054
ACCELERATION PARTNERS	First Lien	11.39%	SOFR (Q)	7.55%	1.00%		12/1/2020	1/2/2029	21,120	20,961	20,656	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	9.59%	SOFR (Q)	5.75%	2.00%		5/1/2023	5/1/2028	400	385	400	(9)(10)(22)
	First Lien - Term Loan A	8.59%	SOFR (Q)	4.75%	2.00%		5/1/2023	5/1/2028	3,753	3,720	3,752	(9)(22)
	First Lien - Term Loan B	10.59%	SOFR (Q)	6.75%	2.00%		5/1/2023	5/1/2028	8,753	8,673	8,753	(9)(22)
	First Lien	9.59%	SOFR (Q)	5.75%	2.00%		10/31/2025	5/1/2028	1,947	1,917	1,947	(9)(22)
										14,695	14,852
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/7/2022	8/6/2027	—	(12)	—	(10)
	First Lien - Term Loan A	10.34%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	6,545	6,505	6,545
	First Lien - Term Loan B	10.34%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	6,545	6,505	6,545
	First Lien - Term Loan C	10.34%	SOFR (Q)	6.50%	2.00%		12/31/2024	8/6/2027	11,168	11,116	11,168
	First Lien - Term Loan D	10.34%	SOFR (Q)	6.50%	2.00%		3/11/2026	8/6/2027	11,554	11,485	11,554
	Delayed Draw Term Loan	10.34%	SOFR (Q)	6.50%	2.00%		12/7/2022	8/6/2027	3,493	3,448	3,493	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										39,432	39,690

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FMT SOLUTIONS, LLC	First Lien	11.19%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	9,750	9,671	9,750	(20)
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	6.00%	1.00%		12/1/2023	12/1/2028	—	(15)	—	(10)
	First Lien - Term Loan A	8.69%	SOFR (Q)	5.00%	1.00%		12/1/2023	12/1/2028	14,224	14,164	14,224
	First Lien - Term Loan B	10.69%	SOFR (Q)	7.00%	1.00%		12/1/2023	12/1/2028	18,224	18,131	18,224
	Delayed Draw Term Loan	9.69%	SOFR (Q)	6.00%	1.00%		4/3/2025	12/1/2028	7,500	7,402	7,500	(20)
										39,682	39,948
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(8)	—	(6)(10)
	First Lien - Term Loan A	9.69%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,497	6,442	6,302	(6)
	First Lien - Term Loan B	11.69%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,497	6,442	6,302	(6)
										12,876	12,604
PERSADO INC.	Revolving Loan		SOFR	7.50%	2.00%		5/21/2026	5/21/2029	—	(24)	—	(10)
	First Lien - Term Loan A	10.14%	SOFR (Q)	6.50%	2.00%		5/21/2026	5/21/2029	10,625	10,523	10,523
	First Lien - Term Loan B	12.14%	SOFR (Q)	8.50%	2.00%		5/21/2026	5/21/2029	10,625	10,523	10,523
										21,022	21,046
SOCIALSEO, LLC	Revolving Loan	11.12%	SOFR (M)	7.50%	2.00%		3/6/2025	6/24/2027	1,200	1,187	1,115	(10)
	First Lien - Term Loan A	10.12%	SOFR (M)	6.50%	2.00%		3/6/2025	6/24/2027	10,125	10,079	9,315
	First Lien - Term Loan B	12.12%	SOFR (M)	8.50%	2.00%		3/6/2025	6/24/2027	10,125	10,078	9,314
										21,344	19,744
Subtotal: Media & Marketing										208,165	206,344		19.49%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.19%	SOFR (M)	6.50%	1.00%	10.19%	11/20/2024	6/1/2027	4,284	4,192	2,707	(6)(8)(16)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)(16)
										4,192	2,707
LDG ACQUISITION COMPANY, LLC	Revolving Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	(27)	—	(10)
	First Lien - Term Loan A	9.69%	SOFR (Q)	6.00%	2.00%		12/12/2025	12/12/2030	8,350	7,915	8,267
	First Lien - Term Loan B	11.69%	SOFR (Q)	8.00%	2.00%		12/12/2025	12/12/2030	8,350	7,913	8,266
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	—	—	(10)
										15,801	16,533
Subtotal: Movies & Entertainment										19,993	19,240		1.82%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(4)	—	(10)
	First Lien - Term Loan A	11.12%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,762	4,756	4,762
	First Lien - Term Loan B	13.12%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,762	4,756	4,762
	First Lien	12.12%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	19,800	19,731	19,800
	Delayed Draw Term Loan	12.12%	SOFR (M)	8.50%	1.00%		3/16/2018	11/20/2026	4,172	4,148	4,172
										33,387	33,496
MONROE BIOMEDICAL RESEARCH, LLC	Revolving Loan	9.69%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	1,750	1,730	1,689	(10)
	First Lien	9.69%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	11,500	11,423	11,098
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		11/10/2025	11/8/2030	—	—	—	(10)
										13,153	12,787
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										46,540	46,283		4.37%
Research & Consulting Services
ARMKO, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/15/2025	12/16/2030	—	(20)	—	(10)
	First Lien	9.14%	SOFR (M)	5.50%	1.00%		12/15/2025	12/16/2030	17,250	17,124	17,078
										17,104	17,078
ENSTOA, INC.	First Lien	9.66%	SOFR (Q)	6.00%	1.00%		5/1/2025	5/1/2030	14,065	13,818	14,065	(20)
FS VECTOR LLC	Revolving Loan		SOFR	5.50%	1.00%		4/26/2023	4/26/2028	—	(36)	—	(10)
	First Lien - Term Loan A	8.34%	SOFR (Q)	4.50%	1.00%		4/26/2023	4/26/2028	10,000	9,911	10,000
	First Lien - Term Loan B	10.34%	SOFR (Q)	6.50%	1.00%		4/26/2023	4/26/2028	15,000	14,868	15,000
										24,743	25,000
SPHERIX GLOBAL INSIGHTS US, INC.	Revolving Loan		SOFR	6.50%	2.00%		3/10/2026	3/10/2031	—	(21)	—	(10)
	First Lien - Term Loan A	9.19%	SOFR (Q)	5.50%	2.00%		3/10/2026	3/10/2031	9,500	9,432	9,405
	First Lien - Term Loan B	11.19%	SOFR (Q)	7.50%	2.00%		3/10/2026	3/10/2031	9,500	9,432	9,405
										18,843	18,810

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.75%	2.00%		10/29/2024	10/29/2029	—	(7)	—	(10)
	First Lien	10.44%	SOFR (Q)	6.75%	2.00%		10/29/2024	10/29/2029	4,000	3,971	3,960
										3,964	3,960
Subtotal: Research & Consulting Services										78,472	78,913		7.46%
Restaurants
RODIZIO OPCO LLC	Revolving Loan		SOFR	6.50%	2.00%		11/20/2025	11/20/2030	—	(13)	—	(10)
	First Lien	10.19%	SOFR (Q)	6.50%	2.00%		11/20/2025	11/20/2030	9,168	9,106	9,106
										9,093	9,106
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(13)	—	(10)
	First Lien - Term Loan A	10.19%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,916	7,760
	First Lien - Term Loan B	12.19%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,914	7,760
										15,817	15,520
Subtotal: Restaurants										24,910	24,626		2.33%
Software
CADMIUM, LLC	Revolving Loan	10.99%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	615	605
	First Lien	10.99%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	7,960	7,948	7,824
										8,563	8,429
TICKETURE LLC	First Lien	9.98%	SOFR (Q)	6.25%	1.00%		6/30/2026	7/25/2030	17,500	17,238	17,238
ZENFOLIO INC.	Revolving Loan	11.33%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	3,500	3,473	3,500	(10)
	First Lien	11.33%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,539	19,450	19,539
										22,923	23,039
Subtotal: Software										48,724	48,706		4.60%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	9.95%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,000	1,982	2,000	(10)
	First Lien - Term Loan A	8.95%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	5,250	5,218	5,250
	First Lien - Term Loan B	10.95%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,195	9,250
										16,395	16,500
CATBIRD NYC, LLC	Revolving Loan	10.84%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	1,000	974	1,000	(6)(10)
	First Lien	10.84%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	14,077	14,008	14,077	(6)
										14,982	15,077
Subtotal: Specialty Retail										31,377	31,577		2.98%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.13%	SOFR (Q)	6.25%	1.00%	5.25%	3/12/2024	12/31/2029	3,440	3,415	2,236
TRAFERA, LLC	First Lien	11.59%	SOFR (Q)	7.75%	1.00%		9/30/2020	9/30/2027	5,850	5,833	5,411	(15)(20)
	Unsecured convertible note	32.00%	Fixed				6/11/2026	6/12/2029	49	49	49	(9)(13)
										5,882	5,460
Subtotal: Technology Products & Components										9,297	7,696		0.73%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	10.67%	SOFR (Q)	7.00%	2.00%	1.25%	3/11/2024	12/31/2028	2,358	2,358	1,886
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,672	2,200
MERCURY ACQUISITION 2021, LLC	First Lien - Term Loan A	11.95%	SOFR (Q)	8.00%	1.00%		3/25/2026	1/3/2028	6,495	6,478	5,976	(7)
	First Lien - Term Loan B	11.95%	SOFR (Q)	8.00%	1.00%		3/25/2026	1/3/2028	6,495	6,478	5,976	(7)
										12,956	11,952
U.S. TELEPACIFIC CORP.	First Lien	13.75%	P (M)	7.00%	1.00%	7.00%	3/19/2024	5/4/2026	2,738	2,738	1,106	(16)(23)
	Third Lien	—%					3/18/2024	5/3/2027	230	230	58	(16)
										2,968	1,164
UNWIRED BROADBAND, LLC	First Lien	10.13%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	18,833	18,587	18,494
	Delayed Draw Term Loan A	10.13%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	1,183	1,084	1,162	(10)
	Delayed Draw Term Loan B	12.63%	SOFR (M)	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	4,884	4,801	4,797	(10)
										24,472	24,453
Subtotal: Telecommunications										43,068	39,769		3.76%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	First Lien	12.84%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	28,764	28,110	28,764
ITA HOLDINGS GROUP, LLC	Revolving Loan	10.84%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,496	3,525	(6)
	First Lien - Term Loan A	10.84%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	14,138	14,840	(6)
	First Lien - Term Loan B	10.84%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	14,119	14,840	(6)
	First Lien - Term Loan C	10.84%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	21,150	21,150	21,150	(6)
	First Lien - Term Loan D	10.84%	SOFR (Q)	7.00%	2.00%		3/4/2026	6/21/2027	10,575	10,575	10,575	(6)
										63,478	64,930
Subtotal: Transportation & Logistics										91,588	93,694		8.85%
Total: Debt Investments									$2,088,614	$2,066,637	$1,999,896		188.94%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
		Warrants (Expiration - December 18, 2030)	12/18/2025	—	—	(7)(9)(13)
				105	—
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	166	(6)(9)(13)
	5,435,211	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	166
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,524	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,529	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,311	(9)(13)
	211,863	Class D-4 Units	10/31/2022	212	268	(9)(13)
	211,466	Class D-5 Units	1/10/2023	211	263	(9)(13)
				1,423	1,842
Subtotal: Business Services				6,641	6,061		0.57%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,773.36	Class A Preferred Units	9/19/2024	830	1,928	(9)(13)
MYNTS HOLDINGS, LLC	1,000,000	Class A-2 Units	5/5/2026	1,000	1,000	(9)(13)
	1,000,000	Class C Units	5/5/2026	—	—	(9)(13)
				1,000	1,000
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	153	(6)(9)(13)
Subtotal: Commercial Services & Supplies				3,065	3,981		0.38%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	1,004
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	9,873	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration - June 29, 2036)	6/12/2023	1,268	2,092	(9)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	791	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	808	(9)(13)(22)
				636	1,599
TRU FRAGRANCE & BEAUTY LLC	1,018,821	Preferred Units	3/22/2024	1,019	1,401	(9)(11)(13)
Subtotal: Consumer Products				7,020	15,969		1.51%
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	535,714.29	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
	1,265,393.03	Class A-2 Units	4/16/2026	190	—	(9)(13)
				1,386	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	—	(9)(13)
CLEARWATER GROUP, LLC	1,000,000	Class A Units	2/27/2026	1,000	1,229	(9)(13)
KINDRED PET SERVICE, LLC	1,244	Class A Units	11/15/2024	1,244	674	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	457
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	769	(6)(9)(13)
RENEW FITNESS OPERATIONS, LLC	1,500,000	Class A Common Units	5/29/2026	1,500	1,500	(9)(13)
SUNLINE GROUP LLC	750,000	Class A Units	6/17/2026	750	750	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	—
Subtotal: Consumer Services				12,525	6,258		0.59%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	10,310	(7)
Subtotal: Distribution				6,305	10,310		0.97%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	1,778	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	1,778
Subtotal: Education				6,201	1,778		0.17%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	13	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	7,857	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	7,870
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	—	(9)(13)
Subtotal: Environmental Services				4,911	7,870		0.74%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	787	(7)(9)(13)
				2,092	2,787
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	13,792		1.30%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
CHALET DESSERTS, LLC	750,000	Class A Units	3/13/2026	750	750	(9)(13)
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,715	(9)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	442	(9)(13)
	50,825.73	Class AA Preferred Units	5/20/2026	51	53	(9)(13)
				1,193	495
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	—	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
	1	Class E Unit	10/2/2025	—	—	(9)(13)
				1,630	—
Subtotal: Food, Agriculture & Beverage				9,166	2,960		0.28%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,510	(6)(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	—
Subtotal: Healthcare Equipment & Supplies				3,474	4,673		0.44%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Products
DWS BUYER LLC	250	Series A Units	7/29/2025	250	250	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				850	513		0.05%
Healthcare Services
AAC NEW HOLDCO INC.	11,909,274	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - November 24, 2032)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,973	Preferred Units	2/10/2023	930	1,148	(9)(13)
	871,973	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,148
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	2,899	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,066	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	110,942.5	Class A Units	9/29/2023	1,131	736	(9)(13)
NEULIFE REHABILITATION OF FLORIDA, INC.	500	Series A Preferred Shares	4/20/2026	500	500	(9)(13)
OPCO BORROWER, LLC	1,111	Common Shares	4/26/2024	207	1,006
PYRAMIDS ACQUISITION, LLC	90,909.09	Preferred Units	12/23/2025	500	500	(9)(13)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				21,425	9,529		0.90%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	492,263.53	Common Units	6/24/2024	545	93	(9)(13)
Subtotal: Industrial Machinery				1,545	1,093		0.10%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	2,906	(6)(9)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	4,730	(9)(11)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	12,000	(9)(13)
Subtotal: Industrial Products				3,488	19,636		1.86%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Industrial Services
ADF ENGINEERING LLC	500	Class A Units	4/14/2026	500	500	(9)(13)
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,486	(6)(9)(13)
Subtotal: Industrial Services				2,500	2,986		0.28%
IT Services
ACACIA BUYERCO V LLC	13,773	Class A-1 Units	10/3/2025	14	8	(9)(13)
	1,000,000	Class B-2 Units	11/25/2022	1,000	587	(9)(13)
				1,014	595
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,174
	166,667	Series A-1 Preferred Units	6/7/2023	167	289
	275,238	Series A-2 Preferred Units	9/30/2025	319	367
				1,486	1,830
PROACTIVE TECHNOLOGY MANAGEMENT, LLC	400,000	Class A Units	5/20/2026	400	400	(9)(13)
SAAS CONSULTING GROUP, LLC.	1,000,000	Class A Units	5/29/2026	1,000	1,000	(6)(9)(13)
Subtotal: IT Services				3,900	3,825		0.36%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	1,970	(9)(13)
	1,611.22	Common Units	6/13/2022	107	15	(9)(13)
				1,000	1,985
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	746	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	746
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	949	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	949
EXACT BORROWER, LLC	629.465	Common Units	12/7/2022	629	977
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,485	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	464	(9)(13)
				1,302	1,949
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	657	—	(9)(10)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	204	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	2,156	(9)(13)
	793.67	Class G Guarantee Units	2/26/2026	—	—	(9)(13)
				1,313	2,156
Subtotal: Media & Marketing				7,684	8,966		0.85%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Movies & Entertainment
CRAFTY APES, LLC	1,519	Class A Common Units	11/20/2024	4,730	—	(6)
LDG ACQUISITION COMPANY, LLC		Warrants (Expiration - December 13, 2032)	12/12/2025	782	782	(9)(13)
Subtotal: Movies & Entertainment				5,512	782		0.07%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,826	Units of Class A Common Stock	11/15/2017	1,753	4,358	(9)(11)(13)
MONROE BIOMEDICAL RESEARCH, LLC	50,000	Class A Common Units	11/10/2025	500	219	(9)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				8,491	4,577		0.43%
Research & Consulting Services
ARMKO, LLC	400	Class A Common Units	12/15/2025	400	400	(9)(13)
ENSTOA, INC.	181,823.83	Class A Units	5/1/2025	1,818	1,065	(9)(13)
FS VECTOR LLC	1,281	Common Units	4/26/2023	1,333	2,098	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				4,051	4,063		0.38%
Restaurants
RODIZIO OPCO LLC	495.87	Common Units	11/20/2025	750	1,131	(9)(13)
Subtotal: Restaurants				750	1,131		0.11%
Software
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	3,061	(9)(13)
	9,812	Series E Preferred Units	12/11/2025	17	17
				1,615	3,078
Subtotal: Software				2,975	3,352		0.32%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,391	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,801	(6)(9)(13)
	500,000	Class B Units	10/15/2021	500	812	(6)(9)(10)(13)
				1,500	2,613
Subtotal: Specialty Retail				2,500	4,004		0.38%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	2,945	(9)(13)
TRAFERA, LLC	896	Class A Units	11/15/2019	1,205	229	(9)(13)
Subtotal: Technology Products & Components				4,097	3,174		0.30%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,505	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	160	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,467
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(7)(9)(13)
	3,761,173	Series A Preferred Units	3/25/2026	3,859	3,656	(7)
	3,975,574	Series B Preferred Units	3/25/2026	—	—	(7)
	98,265	Series C Preferred Units	3/25/2026	—	—	(7)
				3,859	3,656
Subtotal: Telecommunications				5,481	6,123		0.58%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	3,077	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	57	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	32	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	32	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	13	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	70	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	51	(9)(13)
		Warrants (Expiration - February 25, 2036)	2/24/2026	67	76	(9)(13)
		Warrants (Expiration - May 11, 2036)	5/11/2026	177	177	(9)(13)
		Warrants (Expiration - May 12, 2036)	5/12/2026	25	25	(9)(13)
				2,612	3,610
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,712	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	10,777	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	8,160	(6)(9)(11)(13)
				5,829	28,649
Subtotal: Transportation & Logistics				8,441	32,259		3.05%
Total: Equity Investments				$145,883	$179,665		16.97%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS June 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Other Financial Instruments
Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	$1,060	$1,891	(9)(13)
Subtotal: Financial Services				1,060	1,891		0.18%
Total: Other Financial Instruments				1,060	1,891		0.18%

Multi-Sector Holdings
CAPTRIN PARTNERS, LLC	50%	LLC Equity Interest	4/22/2026	21,000	20,830	(7)(9)(10)(11)
Total: Multi-Sector Holdings				21,000	20,830		1.97%

Total Investments				$2,234,580	$2,202,282		208.07%

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
(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at June 30, 2026. Certain investments are subject to an interest rate floor. As noted above, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At June 30, 2026, the Company held $1,762.6 million of non-control/non-affiliate investments (at fair value), which represented approximately 80.0% of the Company’s total investments. The fair value of these investments as a percent of net assets is 166.5%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At June 30, 2026, the Company held $349.1 million of affiliate investments (at fair value), which represented approximately 15.9% of the Company’s total investments. The fair value of these investments as a percent of net assets is 33.0%.

(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At June 30, 2026, the Company held $90.6 million of control investments (at fair value), which represented approximately 4.1% of the Company's total investments. The fair value of these investments as a percent of net assets is 8.6%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of June 30, 2026, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, approximately 8.5% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of June 30, 2026. Refer to Note 11 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of June 30, 2026, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $105.2 million; cumulative gross unrealized depreciation for federal income tax purposes was $147.8 million. Cumulative net unrealized depreciation was $42.6 million, based on a tax cost of $2,244.9 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of June 30, 2026, represented 208.1% of the Company's net assets or 95.1% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of June 30, 2026, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.
(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of June 30, 2026.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
(23)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
As of June 30, 2026, there were no investments that represented greater than 5% of our total assets.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	15.66%	SOFR (Q)	12.00%	2.00%	15.66%	4/15/2024	4/13/2029	$140	$130	$92	(7)(10)(16)
	Revolving Loan	18.00%	Fixed				4/15/2024	4/13/2029	541	541	385	(7)(16)
	First Lien	15.66%	SOFR (Q)	12.00%	2.00%	15.66%	4/15/2024	4/13/2029	9,138	9,035	6,396	(7)(16)
	First Lien	8.00%	Fixed			8.00%	11/28/2025	4/13/2029	136	136	96	(7)(16)
										9,842	6,969
Subtotal: Building & Infrastructure Products										9,842	6,969		0.69%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	11.77%	SOFR (M)	8.00%	2.00%	11.77%	12/20/2022	12/31/2026	5,376	5,367	5,107	(6)
	First Lien - Term Loan B	12.77%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	4,985	4,963	4,737	(6)
										10,330	9,844
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(17)	—
	First Lien - Term Loan A	10.92%	SOFR (Q)	7.00%	2.00%	10.92%	12/15/2022	12/15/2027	7,777	7,712	5,911
	First Lien - Term Loan B	8.92%	SOFR (Q)	5.00%	2.00%	8.92%	12/15/2022	12/15/2027	7,413	7,330	5,152	(16)
										15,025	11,063
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(8)	—	(6)(10)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,919	10,000	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,911	10,000
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	6/8/2026	—	(2)	—	(10)
	First Lien	10.56%	SOFR (Q)	6.75%	1.00%		12/8/2021	6/8/2026	4,237	4,233	4,237
										4,231	4,237
US COURTSCRIPT HOLDINGS, INC.	First Lien	9.92%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	13,400	13,266	13,226

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	11.43%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	5,867	5,742	5,855	(10)(20)
	First Lien - Term Loan A	10.42%	SOFR (Q)	6.50%	1.00%		1/16/2024	11/19/2027	14,479	14,331	14,450
	First Lien - Term Loan B	12.42%	SOFR (Q)	8.50%	1.00%		1/16/2024	11/19/2027	14,479	14,335	14,450
	Delayed Draw Term Loan	11.42%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	3,748	3,692	3,741
										38,100	38,496
Subtotal: Business Services										90,863	86,866		8.59%
Commercial Services & Supplies
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(24)	—	(10)
	First Lien - Term Loan A	8.41%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	14,250	14,163	14,107
	First Lien - Term Loan B	10.41%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	14,250	14,163	14,107
										28,302	28,214
WHITE PLAINS LINEN LLC	Revolving Loan		SOFR	7.75%	2.00%		8/1/2025	5/1/2030	—	(26)	—	(6)(10)
	First Lien - Term Loan A	10.41%	SOFR (Q)	6.75%	2.00%		8/1/2025	5/1/2030	12,200	12,092	11,956	(6)
	First Lien - Term Loan B	12.41%	SOFR (Q)	8.75%	2.00%		8/1/2025	5/1/2030	12,200	12,091	11,956	(6)
										24,157	23,912
Subtotal: Commercial Services & Supplies										52,459	52,126		5.16%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
CLUTCH, INC.	Revolving Loan		SOFR	5.25%	2.00%		11/13/2025	11/13/2030	—	(46)	—	(10)
	First Lien - Term Loan A	7.91%	SOFR (Q)	4.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
	First Lien - Term Loan B	8.91%	SOFR (Q)	5.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
	First Lien - Term Loan C	9.91%	SOFR (Q)	6.25%	2.00%		11/13/2025	11/13/2030	14,000	13,868	13,869
										41,558	41,607
GRAVITIQ LLC	Revolving Loan		SOFR	7.00%	2.00%		1/17/2025	1/16/2030	—	(38)	—	(6)(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	12,248	11,616	12,248	(6)
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	12,248	11,610	12,248	(6)
										23,188	24,496
HEAT TRAK, LLC	First Lien - Term Loan A	13.81%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,817	11,247

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
HYBRID PROMOTIONS, LLC	Second Lien	11.91%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,894	15,967	(15)
LASH OPCO, LLC	Revolving Loan		SOFR	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	—	(6)	—	(10)
	First Lien	10.77%	SOFR (Q)	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	18,440	18,294	17,149	(20)
										18,288	17,149
REVO BRANDS, INC.	Revolving Loan		SOFR	7.50%	1.50%		2/21/2024	2/21/2029	—	(88)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	1.50%		2/21/2024	2/21/2029	10,385	10,248	10,022
	First Lien - Term Loan B	11.16%	SOFR (Q)	7.50%	1.50%		2/21/2024	2/21/2029	10,385	10,247	10,022
	First Lien - Term Loan C	12.16%	SOFR (Q)	8.50%	1.50%		2/21/2024	2/21/2029	10,385	10,246	10,022
										30,653	30,066
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	9.67%	SOFR (Q)	6.00%	1.50%		3/22/2024	3/21/2029	2,000	1,944	2,000	(10)
	First Lien - Term Loan A	8.66%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	14,946	14,748	14,946
	First Lien - Term Loan B	10.66%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	14,946	14,744	14,946
	First Lien	9.66%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,955	6,000
										37,391	37,892
Subtotal: Consumer Products										177,962	178,597		17.67%
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.19%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	1,389	1,379	1,378	(10)(20)
	First Lien	9.15%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	22,337	22,117	22,158	(20)
	Delayed Draw Term Loan	9.18%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,113	6,113	6,064	(20)
										29,609	29,600
AMERICAN PET RESORT, LLC	Revolving Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	6,000	5,938	5,950	(10)(20)
	First Lien - Term Loan A	8.70%	SOFR (Q)	5.00%	2.00%		12/17/2025	12/17/2030	13,250	13,139	13,139
	First Lien - Term Loan B	10.70%	SOFR (Q)	7.00%	2.00%		12/17/2025	12/17/2030	13,250	13,139	13,139
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,900	1,867	1,884	(10)(20)
										34,083	34,112

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	Revolving Loan		Fixed			10.00%	8/27/2021	8/31/2029	—	(27)	—	(10)
	First Lien - Term Loan A	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	14,079	13,942	12,263
	First Lien - Term Loan B	10.00%	Fixed			10.00%	4/12/2023	8/31/2029	14,217	14,080	9,582
										27,995	21,845
BETTER THAN HOME, INC.	Revolving Loan		SOFR	6.00%	1.00%		8/8/2025	8/8/2031	—	(20)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	1.00%		8/8/2025	8/8/2031	12,000	11,880	11,916
	Delayed Draw Term Loan	9.66%	SOFR (Q)	6.00%	1.00%		8/8/2025	8/8/2031	8,300	8,212	8,242	(10)(20)
										20,072	20,158
CAMPANY ROOF MAINTENANCE, LLC	First Lien	11.77%	SOFR (M)	8.00%	1.50%	1.50%	7/26/2024	11/27/2028	13,162	12,920	10,859
CLEARWATER GROUP, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/27/2026	2/27/2031	—	(13)	—	(10)
	First Lien	9.67%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	8,000	7,931	7,931
	Delayed Draw Term Loan	9.70%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	1,500	1,487	1,487	(10)(20)
										9,405	9,418
KINDRED PET SERVICE, LLC (fka RED DOG OPERATIONS HOLDING COMPANY LLC)	Revolving Loan	10.14%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	500	486	495	(6)(10)
	First Lien	10.16%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	10,800	10,713	10,692	(6)
										11,199	11,187
LIFT BRANDS, INC.	Tranche A Term Loan	11.27%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,254	2,254	2,254
	Tranche B Term Loan	9.50%	Fixed				2/1/2024	9/30/2026	793	793	782
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	542
										3,596	3,578
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	6.25%	2.00%		5/15/2025	5/15/2030	—	(16)	—	(10)
	First Lien	9.91%	SOFR (Q)	6.25%	2.00%		5/15/2025	5/15/2030	10,000	9,914	9,850
										9,898	9,850
POOL SERVICE PARTNERS, INC.	Revolving Loan	10.66%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	1,500	1,483	1,470	(6)(10)(20)
	First Lien	10.67%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	11,850	11,665	11,613	(6)(20)
										13,148	13,083

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(59)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	16,500	16,279	16,500
										16,220	16,500
WASH & WAX SYSTEMS LLC	Revolving Loan	9.19%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	293	287	293	(10)(20)
	First Lien	9.17%	SOFR (Q)	5.50%	1.00%	9.17%	4/30/2025	4/30/2028	6,996	6,901	6,996
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	4,900	4,900	4,900
										12,088	12,189
Subtotal: Consumer Services										200,233	192,379		19.03%
Distribution
KMS, LLC	Revolving Loan	9.20%	SOFR (Q)	5.50%	1.00%		12/23/2025	9/29/2028	2,743	2,665	2,743	(7)(10)(15)
	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	4,590	4,535	4,590	(7)(15)
										7,200	7,333
Subtotal: Distribution										7,200	7,333		0.73%
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	10.66%	SOFR (Q)	7.00%	2.00%		10/29/2024	10/29/2029	3,750	3,714	3,750	(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		10/29/2024	10/29/2029	11,500	11,411	11,500
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		10/29/2024	10/29/2029	11,500	11,411	11,500
										26,536	26,750
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	2,315	(6)(16)
Subtotal: Education										36,039	29,065		2.87%
Energy Services
ACE GATHERING, INC.	First Lien	10.42%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	3,146	3,135	3,147	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan		SOFR	6.75%	1.00%		8/23/2022	6/29/2029	—	(32)	—	(9)(10)(22)
	First Lien	10.71%	SOFR (Q)	6.75%	1.00%		8/23/2022	6/29/2029	8,445	8,337	8,445	(9)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		12/30/2025	6/29/2029	—	(93)	—	(9)(10)(22)
										8,212	8,445

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
WELL-FOAM, INC.	Revolving Loan		SOFR	8.00%	1.00%		9/9/2021	9/9/2026	—	(8)	—	(10)
	First Lien	11.81%	SOFR (Q)	8.00%	1.00%		9/9/2021	9/9/2026	10,581	10,557	10,581
										10,549	10,581
Subtotal: Energy Services										21,896	22,173		2.19%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	1,852	1,852	1,852	(6)(10)
	First Lien	10.28%	SOFR (M)	6.50%	1.00%	10.28%	11/6/2023	11/6/2028	3,928	3,928	3,928	(6)
										5,780	5,780
ISLAND PUMP AND TANK, LLC	Revolving Loan	10.92%	SOFR (Q)	7.00%	2.00%		3/2/2023	5/17/2029	3,479	3,445	2,957
	First Lien - Term Loan A	9.92%	SOFR (Q)	6.00%	2.00%		2/23/2024	5/17/2029	12,218	12,088	10,385
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.00%	2.00%		2/23/2024	5/17/2029	12,218	12,088	10,385
	First Lien - Term Loan C	11.92%	SOFR (Q)	8.00%	2.00%		2/23/2024	5/17/2029	12,218	12,082	10,385
										39,703	34,112
Subtotal: Environmental Services										45,483	39,892		3.95%
Financial Services
INDINERO GROUP, INC.	Revolving Loan	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	450	440	439	(10)
	First Lien	13.50%	Fixed			1.00%	11/12/2025	11/12/2030	9,514	9,418	9,410
										9,858	9,849
INSURE HOMES CORPORATION	Tranche B Term Loan	11.17%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	23,500	23,234	23,500
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.16%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,913	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,092	10,012	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,250	11,090	10,012	(7)
										22,182	20,024
Subtotal: Financial Services										65,187	63,373		6.27%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.31%	SOFR (Q)	8.50%	1.00%	12.31%	3/28/2025	3/28/2028	6,455	6,455	6,455	(6)
	First Lien - Term Loan B	12.31%	SOFR (Q)	8.50%	1.00%	12.31%	3/28/2025	3/28/2028	6,455	6,455	5,241	(6)
	First Lien - Term Loan C	12.36%	SOFR (Q)	8.50%	1.00%	12.36%	3/27/2026	3/28/2028	246	246	246	(6)
										13,156	11,942

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CHALET DESSERTS, LLC	Revolving Loan		SOFR	7.00%	2.00%		3/13/2026	3/13/2031	—	(40)	—
	First Lien	10.67%	SOFR (Q)	7.00%	2.00%		3/13/2026	3/13/2031	12,750	12,624	12,624
										12,584	12,624
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	9.68%	SOFR (M)	6.00%	2.00%		6/21/2024	12/31/2026	14,197	14,129	14,197	(20)
	First Lien - Term Loan B	10.68%	SOFR (M)	7.00%	2.00%		6/21/2024	12/31/2026	14,197	14,112	14,197	(20)
	First Lien - Term Loan C	11.68%	SOFR (M)	8.00%	2.00%		6/21/2024	12/31/2026	14,197	14,112	14,197	(20)
										42,353	42,591
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	10.77%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	353	344	325	(10)(20)
	First Lien	10.77%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,826	3,779	3,520	(20)
										4,123	3,845
MAMMOTH BORROWCO, INC.	Revolving Loan	9.92%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,350	3,300	3,126	(10)(20)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	10,461	10,302	9,760
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	10,461	10,299	9,770
	Delayed Draw Term Loan	9.92%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,825	2,770	2,635	(20)
										26,671	25,291
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	9.00%	1.00%		8/10/2021	2/10/2027	—	(16)	—
	First Lien	12.81%	SOFR (Q)	9.00%	1.00%	12.81%	8/10/2021	2/10/2027	25,783	25,655	22,999
	Delayed Draw Term Loan		Fixed			7.00%	10/2/2025	2/10/2027	—	—	—	(10)
										25,639	22,999
NEW SKINNY MIXES, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/21/2022	12/21/2027	—	(28)	—	(10)
	First Lien	11.86%	SOFR (Q)	8.00%	2.00%		12/21/2022	12/21/2027	13,000	12,890	13,000
										12,862	13,000
Subtotal: Food, Agriculture & Beverage										137,388	132,292		13.09%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	10.66%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,000	980	1,000	(6)(10)
	First Lien	10.66%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	20,616	20,482	20,616	(6)
										21,462	21,616

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
COMMAND GROUP ACQUISITION, LLC	First Lien	10.66%	SOFR (Q)	7.00%	2.00%		2/15/2024	2/15/2029	6,000	5,921	6,000	(6)
SCRIP, INC.	First Lien	11.84%	SOFR (M)	8.00%	2.00%		3/21/2019	3/19/2027	17,792	17,764	15,230
Subtotal: Healthcare Equipment & Supplies										45,147	42,846		4.24%
Healthcare Products
DWS BUYER LLC	Revolving Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(17)	—	(10)
	First Lien	9.13%	SOFR (Q)	5.50%	0.75%		7/29/2025	7/29/2031	6,535	6,446	6,437	(20)
	Delayed Draw Term Loan		SOFR	5.50%	0.75%		7/29/2025	7/29/2031	—	(14)	—	(10)
										6,415	6,437
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.25%	1.00%		6/6/2022	6/5/2028	—	(13)	—	(10)
	First Lien	9.85%	SOFR (S)	6.25%	1.00%		6/6/2022	6/5/2028	18,866	18,734	18,300
										18,721	18,300
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.50%	1.00%		4/4/2022	4/3/2028	—	(11)	—	(10)
	First Lien	9.27%	SOFR (M)	5.50%	1.00%		4/4/2022	4/3/2028	10,998	10,916	10,998
										10,905	10,998
Subtotal: Healthcare Products										36,041	35,735		3.53%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	20.00%	Fixed			20.00%	12/11/2020	11/24/2032	218	218	218	(6)
	First Lien - Term Loan A	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,360	3,360	3,360	(6)
	First Lien - Term Loan B	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,023	3,023	1,342	(6)(16)
	Delayed Draw Term Loan	20.00%	Fixed			20.00%	4/1/2025	11/24/2032	887	887	887	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	11/24/2025	11/24/2032	1,021	1,021	1,021	(6)
										8,509	6,828
ARKSTONE MEDICAL SOLUTIONS LLC	Revolving Loan		SOFR	7.00%	1.50%		3/31/2026	3/31/2031	—	(35)	—	(10)
	First Lien - Term Loan A	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	15,000	14,850	14,850
	First Lien - Term Loan B	10.70%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	2,500	2,475	2,475
										17,290	17,325
CAVALIER BUYER, INC.	First Lien	9.42%	SOFR (Q)	5.75%	2.00%		2/10/2023	2/10/2028	15,433	15,322	15,432	(20)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(21)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	4,175	4,125	4,175
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	4,175	4,125	4,175
										8,229	8,350
CITYVET INC.	First Lien	10.66%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	45,000	44,351	44,190
CUMBRIA CAPITAL MSO, LLC	Revolving Loan	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	1,250	1,239	1,250	(10)(20)
	First Lien	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	5,400	5,358	5,400
	Delayed Draw Term Loan	10.16%	SOFR (Q)	6.50%	2.00%		10/28/2024	10/29/2029	759	750	759	(10)
										7,347	7,409
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	13.27%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	783	781	721
	First Lien	13.27%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	8,313	8,208	7,648
										8,989	8,369
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(10)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,414	7,418
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,412	7,417
										14,816	14,835
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(22)	—	(10)
	First Lien - Term Loan A	9.16%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,987	8,050
	First Lien - Term Loan B	11.16%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,986	8,050
	Delayed Draw Term Loan	10.16%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	600	595	600	(10)
										16,546	16,700

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan	9.81%	SOFR (Q)	6.00%	1.00%		5/14/2021	5/14/2027	1,000	975	1,000	(10)
	First Lien - Term Loan A	8.81%	SOFR (Q)	5.00%	1.00%		3/21/2023	5/14/2027	7,357	7,328	7,357
	First Lien - Term Loan B	10.81%	SOFR (Q)	7.00%	1.00%		3/21/2023	5/14/2027	7,357	7,328	7,357
	First Lien - Term Loan C	9.81%	SOFR (Q)	6.00%	1.00%		3/21/2023	5/14/2027	5,101	5,065	5,101
	First Lien - Term Loan D	9.81%	SOFR (Q)	6.00%	1.00%		10/27/2023	5/14/2027	12,855	12,735	12,855
										33,431	33,670
PYRAMIDS ACQUISITION, LLC	Revolving Loan		SOFR	5.75%	2.00%		12/23/2025	12/23/2030	—	—	—	(10)
	First Lien	9.44%	SOFR (Q)	5.75%	2.00%		12/23/2025	12/23/2030	18,338	18,187	18,172
										18,187	18,172
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/9/2026	—	(3)	—	(6)(10)
	First Lien	10.81%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/9/2026	14,473	14,473	14,473	(6)
										14,470	14,473
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	4,336	4,336	4,336	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	5,238	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	1,679	(7)(16)
										26,560	11,253
SUPERIOR HEALTH PARENT LLC	Revolving Loan		SOFR	6.25%	1.50%		12/26/2024	12/26/2030	—	(18)	—	(10)
	First Lien	9.96%	SOFR (Q)	6.25%	1.50%		12/26/2024	12/26/2030	17,500	17,390	17,290
	Delayed Draw Term Loan	9.91%	SOFR (Q)	6.25%	1.50%		12/26/2024	12/26/2030	5,700	5,581	5,632	(10)(20)
										22,953	22,922
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	10.91%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	7,500	7,420	7,387	(6)
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.50%	1.00%		9/5/2025	9/5/2030	—	(20)	—	(10)
	First Lien	10.16%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	15,250	15,147	15,143
	Delayed Draw Term Loan	10.17%	SOFR (Q)	6.50%	1.00%		9/5/2025	9/5/2030	16,350	16,231	16,236	(10)(20)
										31,358	31,379
Subtotal: Healthcare Services										295,778	278,694		27.57%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.28%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2026	6,500	6,479	6,370	(15)
	First Lien - Term Loan B	12.28%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2026	6,500	6,479	6,370	(15)
	First Lien - Term Loan C	10.28%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2026	7,810	7,788	7,716	(15)
	First Lien - Term Loan D	12.28%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2026	7,810	7,788	7,716	(15)
										28,534	28,172
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(15)	—	(10)
	First Lien	11.66%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,590	6,536	6,537
										6,521	6,537
SUREKAP, LLC	First Lien - Term Loan A	9.65%	SOFR (Q)	6.00%	1.50%		6/24/2024	6/25/2029	19,089	18,963	17,562
	First Lien - Term Loan B	11.65%	SOFR (Q)	8.00%	1.50%		6/24/2024	6/25/2029	19,089	18,961	17,562
	Delayed Draw Term Loan		SOFR	7.00%	1.50%		6/24/2024	6/25/2029	—	—	—	(10)
										37,924	35,124
Subtotal: Industrial Machinery										72,979	69,833		6.91%
Industrial Products
LLFLEX, LLC	Second Lien	11.81%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	12/31/2029	10,303	10,170	8,964	(15)
SERVERLIFT, LLC	Revolving Loan		SOFR	5.25%	2.00%		12/31/2024	12/31/2029	—	(33)	—	(10)
	First Lien - Term Loan A	7.91%	SOFR (Q)	4.25%	2.00%		12/31/2024	12/31/2029	15,250	15,144	15,250
	First Lien - Term Loan B	9.91%	SOFR (Q)	6.25%	2.00%		12/31/2024	12/31/2029	15,250	15,143	15,250
										30,254	30,500
Subtotal: Industrial Products										40,424	39,464		3.90%
Industrial Services
MISSION CRITICAL GROUP, LLC	Revolving Loan		SOFR	5.50%	1.00%		6/18/2025	4/17/2030	—	(32)	—	(10)
	First Lien	9.17%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	10,922	10,731	10,922
	Delayed Draw Term Loan	9.17%	SOFR (M)	5.50%	1.00%		6/18/2025	4/17/2030	2,429	2,366	2,429	(10)
										13,065	13,351

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
PATRIOT INTERMEDIATE HOLDCO, LLC	Revolving Loan	10.17%	SOFR (Q)	6.50%	2.00%		1/9/2026	1/9/2031	2,000	1,904	1,904	(10)
	First Lien - Term Loan A	9.15%	SOFR (Q)	5.50%	2.00%		1/9/2026	1/9/2031	10,500	10,400	10,400
	First Lien - Term Loan B	11.15%	SOFR (Q)	7.50%	2.00%		1/9/2026	1/9/2031	10,500	10,400	10,400
										22,704	22,704
PRECISION SPRAY & COATINGS, LLC	Revolving Loan	11.16%	SOFR (Q)	7.50%	2.00%		2/24/2026	8/1/2030	500	490	490	(6)(10)
	First Lien	11.16%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,964	4,000	(6)
										4,454	4,490
UPS INTERMEDIATE, LLC	First Lien	10.17%	SOFR (M)	6.50%	1.00%		7/31/2024	7/27/2029	12,551	12,353	12,280	(15)(20)
Subtotal: Industrial Services										52,576	52,825		5.23%
IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	8.00%	1.00%		11/25/2022	11/26/2027	—	(13)	—
	First Lien - Term Loan A	11.92%	SOFR (Q)	8.00%	1.00%		11/25/2022	11/26/2027	9,000	8,848	8,370
										8,835	8,370
INFOGAIN CORPORATION	First Lien	9.52%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,673	3,650	3,673
ISI ENTERPRISES, LLC	Revolving Loan	10.93%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	900	883	900	(10)(20)
	First Lien	10.92%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	5,816	5,748	5,777	(20)
										6,631	6,677
Subtotal: IT Services										19,116	18,720		1.85%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	10.35%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	2,346	2,307	2,346	(10)
	First Lien	10.35%	SOFR (Q)	6.50%	1.00%		6/16/2022	6/16/2027	26,220	26,119	26,220	(19)
										28,426	28,566
ACCELERATION PARTNERS	First Lien	11.60%	SOFR (Q)	7.79%	1.00%		12/1/2020	1/2/2029	20,134	19,963	19,690	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	9.56%	SOFR (Q)	5.75%	2.00%		5/1/2023	5/1/2028	800	783	800	(9)(10)(22)
	First Lien - Term Loan A	8.56%	SOFR (Q)	4.75%	2.00%		5/1/2023	5/1/2028	8,775	8,688	8,775	(9)(22)
	First Lien - Term Loan B	10.56%	SOFR (Q)	6.75%	2.00%		5/1/2023	5/1/2028	8,775	8,686	8,775	(9)(22)
	First Lien	9.56%	SOFR (Q)	5.75%	2.00%		10/31/2025	5/1/2028	1,952	1,918	1,952	(9)(22)
										20,075	20,302

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(14)	—	(10)
	First Lien - Term Loan A	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,663	6,615	6,556
	First Lien - Term Loan B	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,663	6,615	6,556
	First Lien - Term Loan C	9.81%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	11,312	11,249	11,130
	First Lien - Term Loan D	9.81%	SOFR (Q)	6.00%	2.00%		3/11/2026	8/6/2027	11,700	11,616	11,513
	Delayed Draw Term Loan	9.81%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,547	3,499	3,490	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										39,965	39,630
FMT SOLUTIONS, LLC	First Lien	11.16%	SOFR (Q)	7.50%	2.00%		11/19/2024	11/19/2029	6,750	6,697	6,750
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	5.75%	1.00%		12/1/2023	12/1/2028	—	(16)	—	(10)
	First Lien - Term Loan A	8.41%	SOFR (Q)	4.75%	1.00%		12/1/2023	12/1/2028	18,224	18,122	18,224
	First Lien - Term Loan B	10.41%	SOFR (Q)	6.75%	1.00%		12/1/2023	12/1/2028	18,224	18,122	18,224
	Delayed Draw Term Loan	9.41%	SOFR (Q)	5.75%	1.00%		4/3/2025	12/1/2028	5,500	5,413	5,500	(10)
										41,641	41,948
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(8)	—	(6)(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,581	6,523	6,450	(6)
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,581	6,523	6,450	(6)
										13,038	12,900
SOCIALSEO, LLC	Revolving Loan	11.17%	SOFR (M)	7.50%	2.00%		3/6/2025	6/24/2027	1,200	1,184	1,140	(10)
	First Lien - Term Loan A	10.17%	SOFR (M)	6.50%	2.00%		3/6/2025	6/24/2027	10,125	10,068	9,618
	First Lien - Term Loan B	12.17%	SOFR (M)	8.50%	2.00%		3/6/2025	6/24/2027	10,125	10,067	9,618
										21,319	20,376
Subtotal: Media & Marketing										191,124	190,162		18.81%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.19%	SOFR (M)	6.50%	1.00%	10.2%	11/20/2024	6/1/2027	4,269	4,178	3,842	(6)(8)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)
										4,178	3,842

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LDG ACQUISITION COMPANY, LLC	Revolving Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	(28)	—	(10)
	First Lien - Term Loan A	9.66%	SOFR (Q)	6.00%	2.00%		12/12/2025	12/12/2030	8,350	7,896	8,266
	First Lien - Term Loan B	11.66%	SOFR (Q)	8.00%	2.00%		12/12/2025	12/12/2030	8,350	7,896	8,266
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	—	—	(10)
										15,764	16,532
Subtotal: Movies & Entertainment										19,942	20,374		2.02%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(6)	—	(10)
	First Lien - Term Loan A	11.17%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,775	4,764	4,775
	First Lien - Term Loan B	13.17%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,775	4,764	4,775
	First Lien	12.17%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	19,850	19,738	19,850
	Delayed Draw Term Loan	12.17%	SOFR (M)	8.50%	1.00%		3/16/2018	11/20/2026	4,183	4,156	4,183
										33,416	33,583
MONROE BIOMEDICAL RESEARCH, LLC	Revolving Loan	9.70%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	1,750	1,729	1,715	(10)(20)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	11,500	11,419	11,270
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		11/10/2025	11/8/2030	—	—	—	(10)
										13,148	12,985
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										46,564	46,568		4.61%
Research & Consulting Services
ARMKO, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/15/2025	12/16/2030	—	(21)	—	(10)
	First Lien	9.18%	SOFR (M)	5.50%	1.00%		12/15/2025	12/16/2030	16,250	16,134	16,137
										16,113	16,137
ENSTOA, INC.	First Lien	9.67%	SOFR (M)	6.00%	1.00%		5/1/2025	5/1/2030	9,259	9,120	9,259
	Delayed Draw Term Loan	9.67%	SOFR (Q)	6.00%	1.00%		5/1/2025	5/1/2030	4,841	4,723	4,841	(10)
										13,843	14,100
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(41)	—	(10)
	First Lien - Term Loan A	8.56%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	15,000	14,850	15,000
	First Lien - Term Loan B	10.56%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	15,000	14,852	15,000
										29,661	30,000

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SPHERIX GLOBAL INSIGHTS US, INC.	Revolving Loan		SOFR	6.50%	2.00%		3/10/2026	3/10/2031	—	(22)	—	(10)
	First Lien - Term Loan A	9.17%	SOFR (Q)	5.50%	2.00%		3/10/2026	3/10/2031	9,500	9,429	9,429
	First Lien - Term Loan B	11.17%	SOFR (Q)	7.50%	2.00%		3/10/2026	3/10/2031	9,500	9,429	9,429
										18,836	18,858
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.75%	2.00%		10/29/2024	10/29/2029	—	(7)	—	(10)
	First Lien	10.41%	SOFR (Q)	6.75%	2.00%		10/29/2024	10/29/2029	4,000	3,969	3,961
										3,962	3,961
Subtotal: Research & Consulting Services										82,415	83,056		8.22%
Restaurants
RODIZIO OPCO LLC	Revolving Loan		SOFR	6.00%	2.00%		11/20/2025	11/20/2030	—	(14)	—	(10)
	First Lien	9.66%	SOFR (Q)	6.00%	2.00%		11/20/2025	11/20/2030	9,168	9,103	9,103
										9,089	9,103
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(15)	—	(10)
	First Lien - Term Loan A	10.16%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,908	7,760
	First Lien - Term Loan B	12.16%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,906	7,760
										15,799	15,520
Subtotal: Restaurants										24,888	24,623		2.44%
Software
CADMIUM, LLC	Revolving Loan	10.96%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	614	605
	First Lien	10.96%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	7,984	7,968	7,847
										8,582	8,452
ZENFOLIO INC.	Revolving Loan	11.30%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	3,500	3,469	3,500	(10)(20)
	First Lien	11.30%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,588	19,488	19,588
										22,957	23,088
Subtotal: Software										31,539	31,540		3.12%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	9.92%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,250	2,230	2,250	(10)
	First Lien - Term Loan A	8.92%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	9,250	9,186	9,250
	First Lien - Term Loan B	10.92%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,187	9,250
										20,603	20,750
CATBIRD NYC, LLC	Revolving Loan	10.85%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	1,000	971	996	(6)(10)
	First Lien	10.81%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	14,177	14,101	14,121	(6)
										15,072	15,117
Subtotal: Specialty Retail										35,675	35,867		3.55%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Technology Products & Components
EMERALD TECHNOLOGIES (U.S.) ACQUISITIONCO, INC.	First Lien - Term B Loan	10.10%	SOFR (Q)	6.25%	1.00%		3/12/2024	12/29/2027	3,335	3,316	2,334
TRAFERA, LLC	First Lien	12.56%	SOFR (Q)	8.75%	1.00%		9/30/2020	9/30/2027	5,475	5,465	4,982	(15)
Subtotal: Technology Products & Components										8,781	7,316		0.72%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	11.17%	SOFR (Q)	7.50%	2.00%	2.75%	3/11/2024	12/31/2028	2,356	2,356	1,885
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,670	2,199
MERCURY ACQUISITION 2021, LLC	First Lien - Term Loan A	12.98%	SOFR (Q)	9.00%	1.00%	12.98%	3/25/2026	1/3/2028	6,479	6,459	5,961	(7)
	First Lien - Term Loan B	12.98%	SOFR (Q)	9.00%	1.00%	12.98%	3/25/2026	1/3/2028	6,479	6,459	5,961	(7)
										12,918	11,922
U.S. TELEPACIFIC CORP.	First Lien	13.75%	P (M)	7.00%	1.00%	7.00%	3/19/2024	5/4/2026	2,738	2,738	1,106
	Third Lien	—%					3/18/2024	5/3/2027	230	230	58
										2,968	1,164
UNWIRED BROADBAND, LLC	First Lien	10.10%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	18,880	18,588	18,540
	Delayed Draw Term Loan A	10.10%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	1,186	1,068	1,165	(10)
	Delayed Draw Term Loan B	12.60%	SOFR (M)	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	4,866	4,765	4,778	(10)
										24,421	24,483
Subtotal: Telecommunications										42,977	39,768		3.93%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	First Lien	12.81%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	26,641	26,139	26,641
ITA HOLDINGS GROUP, LLC	Revolving Loan	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	3,525	3,491	3,525	(6)
	First Lien - Term Loan A	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,982	14,811	(6)
	First Lien - Term Loan B	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	14,840	13,961	14,840	(6)
	First Lien - Term Loan C	10.81%	SOFR (Q)	7.00%	2.00%		6/21/2023	6/21/2027	21,150	21,150	21,171	(6)
	First Lien - Term Loan D	10.81%	SOFR (Q)	7.00%	2.00%		3/4/2026	6/21/2027	7,050	7,050	7,050	(6)
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		3/4/2026	6/21/2027	—	—	—	(6)(10)
										59,634	61,397
Subtotal: Transportation & Logistics										85,773	88,038		8.71%
Total: Debt Investments									$1,999,077	$1,976,291	$1,916,494		189.57%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
		Warrants (Expiration - December 18, 2030)	12/18/2025	—	—	(7)(9)(13)
				105	—
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	166	(6)(9)(13)
	5,435,211	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	166
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,232	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,529	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,311	(9)(13)
	211,863	Class D-4 Units	10/31/2022	212	268	(9)(13)
	211,466	Class D-5 Units	1/10/2023	211	263	(9)(13)
				1,423	1,842
Subtotal: Business Services				6,641	5,769		0.57%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,773.36	Class A Preferred Units	9/19/2024	830	1,928	(9)(13)
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	900	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	335	(6)(9)(13)
Subtotal: Commercial Services & Supplies				2,065	3,163		0.31%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	1,004
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	6,855	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration- March 28, 2035)	6/12/2023	1,268	1,805	(9)(13)
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	757	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	1,332	(9)(13)(22)
				636	2,089
TRU FRAGRANCE & BEAUTY LLC	1,018,821	Preferred Units	3/22/2024	1,019	1,674	(9)(11)(13)
Subtotal: Consumer Products				7,020	13,427		1.33%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC (FKA ROOF OPCO, LLC)	535,714.29	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,674.92	Class A-1 Units	5/30/2024	196	—	(9)(13)
				1,196	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	—	(9)(13)
CLEARWATER GROUP, LLC	1,000,000	Class A Units	2/27/2026	1,000	1,000	(9)(13)
KINDRED PET SERVICE, LLC (FKA RED DOG OPERATIONS HOLDING COMPANY LLC)	1,244	Class A Units	11/15/2024	1,244	674	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	263
POOL SERVICE PARTNERS, INC.	10,667	Common Units	12/20/2023	1,150	769	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	2,728
Subtotal: Consumer Services				10,085	6,313		0.62%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	10,310	(7)
Subtotal: Distribution				6,305	10,310		1.02%
Education
STUDENT RESOURCE CENTER LLC	355,555.56	Senior Preferred Units	9/11/2024	356	1,778	(6)
	10,502,487.46	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	1,778
Subtotal: Education				6,201	1,778		0.18%
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	12	(6)(9)(13)
	13,898.32	Class A-1 Preferred Units	11/6/2023	3,170	7,534	(6)
	13,898.32	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,666.67	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	7,546

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
ISLAND PUMP AND TANK, LLC	1,468,391.99	Preferred Units	3/2/2023	1,641	—	(9)(13)
Subtotal: Environmental Services				4,911	7,546		0.75%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049.33	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(11)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	591	(7)(9)(13)
				2,092	2,591
PAYWARD, INC.	687,380.75	Rollover Units	5/1/2025	688	11,005	(9)(13)
Subtotal: Financial Services				2,780	13,596		1.34%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
CHALET DESSERTS, LLC	750,000	Class A Units	3/13/2026	750	750	(9)(13)
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,917	(9)(11)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	430	(9)(13)
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	—	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
	1	Class E Unit	10/2/2025	—	—	(9)(13)
				1,630	—
Subtotal: Food, Agriculture & Beverage				9,115	3,097		0.31%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,163	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred Units	2/15/2024	1,250	1,510	(6)(9)(13)
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	—
Subtotal: Healthcare Equipment & Supplies				3,474	4,673		0.46%
Healthcare Products
DWS BUYER LLC	250	Series A Units	7/29/2025	250	250	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				850	513		0.05%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Services
AAC NEW HOLDCO INC.	11,909,274	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - November 24, 2032)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,973	Preferred Units	2/10/2023	930	1,148	(9)(13)
	871,973	Class A-1 Units	2/10/2023	—	—	(9)(13)
				930	1,148
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	2,551	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
HH-INSPIRE ACQUISITION, INC	146,066	Preferred Units	4/3/2023	381	124	(9)(13)
INSTITUTES OF HEALTH, LLC	110,943	Class A Units	9/29/2023	1,131	736	(9)(13)
OPCO BORROWER, LLC	1,111	Common Shares	4/26/2024	207	1,006	(11)
PYRAMIDS ACQUISITION, LLC	90,909	Preferred Units	12/23/2025	500	500	(9)(13)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				20,925	8,681		0.86%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	726	(9)(13)
SUREKAP, LLC	430,145	Common Units	6/24/2024	500	—	(9)(13)
Subtotal: Industrial Machinery				1,500	726		0.07%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	2,714	(6)(9)(11)(13)
SERVERLIFT, LLC	500,000	Class A Units	12/31/2024	500	2,830	(9)(11)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	10,953	(9)(11)(13)
Subtotal: Industrial Products				3,488	16,497		1.63%
Industrial Services
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,486	(6)(9)(13)
Subtotal: Industrial Services				2,000	2,486		0.25%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
IT Services
ACACIA BUYERCO V LLC	13,773	Class A-1 Units	10/3/2025	14	8	(9)(13)
	1,000,000	Class B-2 Units	11/25/2022	1,000	587	(9)(13)
				1,014	595
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,040
	166,667	Series A-1 Preferred Units	6/7/2023	167	258
	275,238	Series A-2 Preferred Units	9/30/2025	319	330
				1,486	1,628
Subtotal: IT Services				2,500	2,223		0.22%
Media & Marketing
ACCELERATION, LLC	13,451	Preferred Units	6/13/2022	893	1,970	(9)(13)
	1,611	Common Units	6/13/2022	107	15	(9)(13)
				1,000	1,985
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	746	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	746
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	949	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	949
EXACT BORROWER, LLC	629	Common Units	12/7/2022	629	977
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,485	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	464	(9)(13)
				1,302	1,949
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	649	549	(9)(10)(11)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	554	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	1,852	(9)(13)
	793.67	Class G Guarantee Units	2/26/2026	—	—	(9)(13)
				1,313	1,852
Subtotal: Media & Marketing				7,676	9,561		0.95%
Movies & Entertainment
CRAFTY APES, LLC	1,519	Class A Common Units	11/20/2024	4,730	1,555	(6)
LDG ACQUISITION COMPANY, LLC		Warrants (Expiration - December 13, 2032)	12/12/2025	782	782	(9)(13)
Subtotal: Movies & Entertainment				5,512	2,337		0.23%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,826	Units of Class A Common Stock	11/15/2017	1,753	5,026	(9)(11)(13)
MONROE BIOMEDICAL RESEARCH, LLC	50,000	Class A Common Units	11/10/2025	500	219	(9)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				8,491	5,245		0.52%
Research & Consulting Services
ARMKO, LLC	400	Class A Common Units	12/15/2025	400	400	(9)(13)
ENSTOA, INC.	181,823.83	Class A Units	5/1/2025	1,818	1,065	(9)(13)
FS VECTOR LLC	1,281	Common Units	4/26/2023	1,333	2,098	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				4,051	4,063		0.40%
Restaurants
RODIZIO OPCO LLC	495.87	Common Units	11/20/2025	750	750	(9)(13)
Subtotal: Restaurants				750	750		0.07%
Software
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	3,061	(9)(13)
	9,812	Series E Preferred Units	12/11/2025	17	17
				1,615	3,078
Subtotal: Software				2,975	3,352		0.33%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,391	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,941	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	853	(6)(9)(10)(11)(13)
				1,500	2,794
Subtotal: Specialty Retail				2,500	4,185		0.41%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	1,127	(9)(13)
TRAFERA, LLC	896	Class A Units	11/15/2019	1,205	—	(9)(13)
Subtotal: Technology Products & Components				4,097	1,127		0.11%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,505	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	160	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,467
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(7)(9)(13)
	3,761,173	Series A Preferred Units	3/25/2026	3,859	3,859	(7)
	3,975,574	Series B Preferred Units	3/25/2026	—	—	(7)
	98,265	Series C Preferred Units	3/25/2026	—	—	(7)
				3,859	3,859
Subtotal: Telecommunications				5,481	6,326		0.63%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,749	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	50	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	28	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	28	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	11	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	62	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	45	(9)(13)
		Warrants (Expiration - February 25, 2036)	2/24/2026	67	67	(9)(13)
				2,410	3,040
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	11,413	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	13,743	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	10,974	(6)(9)(11)(13)
				5,829	36,130
Subtotal: Transportation & Logistics				8,239	39,170		3.87%
Total: Equity Investments				$139,737	$176,914		17.50%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS March 31, 2026 (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]	Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Other Financial Instruments

Financial Services
NINJATRADER, INC.	Earnout	5/1/2025	$3,457	$4,038	(9)(13)
Subtotal: Financial Services			3,457	4,038		0.40%
Total: Other Financial Instruments			$3,457	$4,038		0.40%

Total Investments			$2,119,485	$2,097,446		207.46%

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2026 and 2025. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of June 30, 2026, the Company had 91.5% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended June 30, 2026, the Company satisfied all RIC requirements and had 12.5% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At June 30, 2026 and March 31, 2026, cash held in money market funds amounted to $38.8 million and $11.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2026 and March 31, 2026, cash balances totaling $56.9 million and $27.5 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio at fair value and approximately 2.9% at cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio at fair value and approximately 2.4% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the three months ended June 30, 2026 and 2025, approximately 8.0% and 5.8%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

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

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5 - Borrowings) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the August 2028 Notes (as defined below), the 2029 Convertible Notes (as defined below), the September 2030 Notes (as defined below) and the SBA Debentures.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 9.3 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three months ended June 30, 2026 and 2025.

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

On July 28, 2021, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Employee Restricted Stock Award Plan (as amended and restated, the "2021 Employee Plan") as part of the compensation package for its employees. On July 19, 2021, we received an exemptive order (the "Order") to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan. In addition, the Board of Directors and shareholders approved the Capital Southwest Corporation 2021 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), which became effective on July 27, 2022, as part of the compensation package for non-employee directors of the Board of Directors. In connection therewith, on May 16, 2022, we received an exemptive order that supersedes the Order (the "Superseding Order") and covers both employees and non-employee directors of the Board of Directors.

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

Recently Issued or Adopted Accounting Standards In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity's expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company's consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2026:
First lien loans (1)(2)	$1,973,707	89.6%	186.5%	$2,039,115	91.3%
Second lien loans (2)	24,975	1.1	2.3	26,136	1.2
Subordinated debt (3)	1,214	0.1	0.1	1,386	0.1
Preferred equity	80,148	3.6	7.6	85,911	3.8
Common equity & warrants	99,517	4.5	9.4	59,972	2.7
Earnout	1,891	0.1	0.2	1,060	—
Multi-sector holdings (4)	20,830	1.0	2.0	21,000	0.9
	$2,202,282	100.0%	208.1%	$2,234,580	100.0%

March 31, 2026:
First lien loans (1)(2)	$1,890,406	90.1%	187.0%	$1,948,890	92.0%
Second lien loans (2)	24,931	1.2	2.5	26,064	1.2
Subordinated debt (3)	1,157	0.1	0.1	1,337	0.1
Preferred equity	74,638	3.5	7.4	82,020	3.8
Common equity & warrants	102,276	4.9	10.1	57,717	2.7
Earnout	4,038	0.2	0.4	3,457	0.2
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of June 30, 2026 and March 31, 2026, the fair value of the first lien last out loans was $120.7 million and $23.5 million, respectively, which represents 5.5% and 1.1%, respectively, of the total portfolio at fair value.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of June 30, 2026 and March 31, 2026, the fair value of the split lien term loans included in first lien loans was $54.3 million and $55.9 million, respectively, which represents 2.5% and 2.7%, respectively, of the total portfolio at fair value. As of June 30, 2026 and March 31, 2026, the fair value of the split lien term loans included in second lien loans was $25.0 million and $24.9 million, respectively, which represents 1.1% and 0.8%, respectively, of the total portfolio at fair value.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million as of both June 30, 2026 and March 31, 2026.
(4)Included in multi-sector holdings is the Company's investment in CapTrin Partners, LLC, a joint venture between CSWC and Trinity Capital Inc. established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. See "CapTrin Partners, LLC" below for additional details.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of June 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2026:
Healthcare Services	$296,757	13.5%	28.0%	$327,074	14.6%
Media & Marketing	215,310	9.8	20.3	215,849	9.7
Consumer Services	206,832	9.4	19.5	220,097	9.9
Consumer Products	200,416	9.1	18.9	190,198	8.5
Food, Agriculture & Beverage	137,509	6.2	13.0	149,653	6.7
Transportation & Logistics	125,953	5.7	11.9	100,029	4.5
Business Services	87,483	4.0	8.3	92,065	4.1
Research & Consulting Services	82,976	3.8	7.8	82,523	3.7
Commercial Services & Supplies	82,760	3.8	7.8	82,127	3.7
Financial Services	78,392	3.6	7.4	68,348	3.1
Industrial Machinery	71,440	3.2	6.8	74,887	3.4
Industrial Products	59,101	2.7	5.6	43,940	2.0
Software	52,058	2.4	4.9	51,699	2.3
Pharmaceuticals, Biotechnology & Life Sciences	50,860	2.3	4.8	55,031	2.5
Environmental Services	49,080	2.2	4.6	51,688	2.3
Industrial Services	48,114	2.2	4.5	47,403	2.1
Healthcare Equipment & Supplies	47,234	2.1	4.5	48,649	2.2
IT Services	47,076	2.1	4.5	47,216	2.1
Telecommunications	45,892	2.1	4.3	48,549	2.2
Specialty Retail	35,581	1.6	3.4	33,877	1.5
Education	30,260	1.4	2.9	43,502	1.9
Healthcare Products	30,152	1.4	2.9	30,564	1.4
Restaurants	25,757	1.2	2.4	25,660	1.1
Energy Services	22,803	1.0	2.2	22,566	1.0
Multi-Sector Holdings (1)	20,830	0.9	2.0	21,000	0.9
Movies & Entertainment	20,022	0.9	1.9	25,505	1.1
Distribution	15,723	0.7	1.5	11,594	0.5
Technology Products & Components	10,870	0.5	1.0	13,394	0.6
Building & Infrastructure Products	5,041	0.2	0.5	9,893	0.4
	$2,202,282	100.0%	208.1%	$2,234,580	100.0%
(1)Included in multi-sector holdings is the Company's investment in CapTrin Partners, LLC, a joint venture between CSWC and Trinity Capital Inc. established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. The portfolio companies in CapTrin Partners, LLC represent a diverse set of industry classifications, which are similar to those in which CSWC invests directly. See "CapTrin Partners, LLC" below for additional details.

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
March 31, 2026:
Healthcare Services	$287,375	13.7%	28.4%	$316,703	14.9%
Media & Marketing	199,723	9.5	19.8	198,800	9.4
Consumer Services	198,692	9.5	19.7	210,318	9.9
Consumer Products	192,024	9.2	19.0	184,982	8.7
Food, Agriculture & Beverage	135,389	6.4	13.4	146,503	6.9
Transportation & Logistics	127,208	6.0	12.6	94,012	4.4
Business Services	92,635	4.4	9.2	97,504	4.6
Research & Consulting Services	87,119	4.2	8.6	86,466	4.1
Financial Services	81,007	3.9	8.0	71,424	3.4
Industrial Machinery	70,559	3.4	7.0	74,479	3.5
Industrial Products	55,961	2.7	5.5	43,912	2.1
Industrial Services	55,311	2.6	5.5	54,576	2.6
Commercial Services & Supplies	55,289	2.6	5.4	54,524	2.6
Pharmaceuticals, Biotechnology & Life Sciences	51,813	2.5	5.1	55,055	2.6
Healthcare Equipment & Supplies	47,519	2.3	4.7	48,621	2.3
Environmental Services	47,438	2.3	4.7	50,394	2.4
Telecommunications	46,094	2.2	4.6	48,458	2.3
Specialty Retail	40,052	1.9	4.0	38,175	1.8
Healthcare Products	36,248	1.7	3.6	36,891	1.7
Software	34,892	1.7	3.4	34,514	1.6
Education	30,843	1.5	3.1	42,240	2.0
Restaurants	25,373	1.2	2.5	25,638	1.2
Movies & Entertainment	22,711	1.1	2.2	25,454	1.2
Energy Services	22,173	1.0	2.2	21,896	1.0
IT Services	20,943	1.0	2.1	21,616	1.0
Distribution	17,643	0.8	1.7	13,505	0.6
Technology Products & Components	8,443	0.4	0.8	12,878	0.7
Building & Infrastructure Products	6,969	0.3	0.7	9,947	0.5
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of June 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
June 30, 2026:
Northeast	$616,333	28.0%	58.2%	$618,505	27.7%
Southwest	461,108	20.9	43.6	454,930	20.4
Southeast	413,900	18.8	39.1	453,192	20.3
West	368,108	16.7	34.8	363,068	16.2
Midwest	296,268	13.5	28.0	299,435	13.4
International	25,735	1.2	2.4	24,450	1.1
Multi-Sector Holdings (1)	20,830	0.9	2.0	21,000	0.9
	$2,202,282	100.0%	208.1%	$2,234,580	100.0%

March 31, 2026:
Northeast	$576,279	27.5%	57.0%	$579,895	27.4%
Southwest	446,244	21.3	44.1	433,468	20.4
Southeast	421,730	20.1	41.8	460,151	21.7
West	358,529	17.1	35.5	351,246	16.6
Midwest	262,879	12.5	26.0	264,801	12.5
International	31,785	1.5	3.1	29,924	1.4
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%
(1)Included in multi-sector holdings is the Company's investment in CapTrin Partners, LLC, a joint venture between CSWC and Trinity Capital Inc. established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. The portfolio companies held by CapTrin Partners, LLC represent a diverse set of geographic regions, which are similar to those in which CSWC invests directly. See "CapTrin Partners, LLC" below for additional details.

CapTrin Partners, LLC

On January 22, 2026, the Company and Trinity Capital Inc. ("Trinity") formed CapTrin Partners, LLC ("CapTrin"), a joint venture established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. All investment and operational decisions for CapTrin are made by CapTrin's board of managers, which consists of equal representation from both joint venture partners. CapTrin is owned equally by the Company and Trinity, with each holding a 50% equity interest and making a $50.0 million capital commitment. As of June 30, 2026, approximately $42.0 million of capital commitments were funded, of which $21.0 million was funded by CSWC.

On April 27, 2026, CapTrin entered into a credit and security agreement relating to its special purpose vehicle financing credit facility (the "CapTrin Credit Facility") to provide additional liquidity to support its investment and operational activities. The CapTrin Credit Facility is secured by a pledge of 100% of the equity interest in CapTrin Partners SPV LLC ("CapTrin SPV"), a wholly owned subsidiary of CapTrin, and CapTrin SPV's assets. The CapTrin Credit Facility includes an initial commitment of $150.0 million and has an accordion feature that allows for an increase of the total commitments to up to $350.0 million, subject to certain conditions. Borrowings under the CapTrin Credit Facility bear interest at a rate equal to SOFR plus 2.25% per annum. The CapTrin Facility has a reinvestment period until April 27, 2030 and matures on April 27, 2031.

As of June 30, 2026, CapTrin had total assets of $110.2 million. CapTrin currently has approximately $97.8 million of debt investments at fair value. The portfolio companies in CapTrin are in industries similar to those in which we invest directly. During the quarter ended June 30, 2026, CapTrin declared a total dividend of $0.5 million, of which $0.3 million was paid to CSWC in July 2026.

Below is certain summarized financial information for CapTrin as of June 30, 2026 and for the three months ended June 30, 2026 (amounts in thousands):

June 30, 2026
Selected Balance Sheet Information:
Investments, at fair value (cost $97,793)	$97,751
Cash and cash equivalents	9,729
Interest receivable	816
Deferred financing costs and other assets	1,914
Total assets	$110,210

Senior credit facility payable	$59,000
Other liabilities	9,533
Total liabilities	$68,533
Members' equity	41,677
Total liabilities and members' equity	$110,210

Period from April 22, 2026 (commencement of operations) through
June 30, 2026
Selected Statement of Operations Information:
Total revenues	$1,117
Total expenses	(908)
Net investment income	$209
Net unrealized depreciation	(41)
Net increase in members' equity resulting from operations	$168

Below is a listing of the individual loans in CapTrin's portfolio as of June 30, 2026 (in thousands):

Portfolio Company	Type of Investment	Current Interest Rate[1]				Maturity	Principal	Cost	Fair Value[2]
		Coupon	Reference	Spread	Floor
Commercial Services & Supplies
MYNTS HOLDINGS, LLC	First Lien - Term Loan A3	7.66%	SOFR (Q)	4.00%	1.50%	5/5/2031	12,500	12,409	12,409
VP MOVE PURCHASER, INC.	First Lien - Term Loan A	8.44%	SOFR (Q)	4.75%	2.00%	2/4/2030	5,000	4,976	4,964
Subtotal: Commercial Services & Supplies							17,500	17,385	17,373
Consumer Products
CLUTCH, INC.	First Lien - Term Loan A3	7.45%	SOFR (Q)	3.75%	2.00%	11/13/2030	15,000	14,921	15,000
TRU FRAGRANCE & BEAUTY LLC	First Lien - Term Loan A	8.69%	SOFR (Q)	5.00%	1.50%	3/21/2029	5,000	5,024	5,000
Subtotal: Consumer Products							20,000	19,945	20,000
Consumer Services
AMERICAN PET RESORT, LLC	First Lien - Term Loan A3	7.73%	SOFR (Q)	4.00%	2.00%	12/17/2030	12,500	12,459	12,500
Subtotal: Consumer Services							12,500	12,459	12,500
Healthcare Products
MICROBE FORMULAS LLC	First Lien	9.24%	SOFR (M)	5.50%	1.00%	4/3/2028	3,990	4,009	3,990
Subtotal: Healthcare Products							3,990	4,009	3,990
Healthcare Services
NEULIFE REHABILITATION OF FLORIDA, INC.	First Lien	8.18%	SOFR (Q)	4.50%	2.00%	4/18/2031	10,000	9,976	9,976
Subtotal: Healthcare Services							10,000	9,976	9,976
Industrial Products
AIR PRODUCTS AND CONTROLS, INC.	First Lien - Term Loan A3	7.66%	SOFR (Q)	4.00%	2.00%	6/2/2031	5,000	4,957	4,957
SERVERLIFT, LLC	First Lien - Term Loan A	7.69%	SOFR (Q)	4.00%	2.00%	12/31/2029	5,000	5,024	5,000
Subtotal: Industrial Products							10,000	9,981	9,957
IT Services
NGP ROBO OPCO, LLC	First Lien - Term Loan A3	7.73%	SOFR (Q)	4.00%	2.00%	6/30/2031	6,000	5,955	5,955
Subtotal: IT Services							6,000	5,955	5,955
Media & Marketing
BOND BRAND LOYALTY ULC	First Lien - Term Loan A	8.59%	SOFR (Q)	4.75%	2.00%	5/1/2028	5,000	5,023	5,000
IGNITE VISIBILITY LLC	First Lien - Term Loan A	8.69%	SOFR (Q)	5.00%	1.00%	12/1/2028	4,000	4,019	4,000
Subtotal: Media & Marketing							9,000	9,042	9,000
Research & Consulting Services
FS VECTOR LLC	First Lien - Term Loan A	8.34%	SOFR (Q)	4.50%	1.00%	4/26/2028	5,000	5,023	5,000
Subtotal: Research & Consulting Services							5,000	5,023	5,000
Specialty Retail
ATS OPERATING, LLC	First Lien - Term Loan A	8.95%	SOFR (Q)	5.00%	1.00%	1/18/2028	4,000	4,018	4,000
Subtotal: Specialty Retail							4,000	4,018	4,000
Total Investments							$97,990	$97,793	$97,751
1Represents the interest rate as of June 30, 2026. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR in effect at June 30, 2026. Certain investments are subject to an interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of CapTrin. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3The investment is structured as a first lien first out term loan.

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
As of June 30, 2026 and March 31, 2026, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), CSWC estimates fair value using an Enterprise Value Waterfall valuation model. CSWC estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, CSWC assumes that any outstanding debt or other securities that are senior to CSWC’s equity securities are required to be repaid at par. Additionally, we may estimate the fair value of non-performing debt securities where total implied enterprise value is deemed to be less than the outstanding debt securities through CSWC.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of June 30, 2026 and March 31, 2026 (in thousands):

		Fair Value Measurements
		at June 30, 2026 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,973,707	$—	$—	$1,973,707
Second lien loans	24,975	—	—	24,975
Subordinated debt	1,214	—	—	1,214
Preferred equity	80,148	—	—	80,148
Common equity & warrants	99,517	—	—	99,517
Earnout	1,891	—	—	1,891
Investments measured at net asset value (1)	20,830	—	—	—
Total Investments	$2,202,282	$—	$—	$2,181,452

		Fair Value Measurements
		at March 31, 2026 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,890,406	$—	$—	$1,890,406
Second lien loans	24,931	—	—	24,931
Subordinated debt	1,157	—	—	1,157
Preferred equity	74,638	—	—	74,638
Common equity & warrants	102,276	—	—	102,276
Earnout	4,038	—	—	4,038
Total Investments	$2,097,446	$—	$—	$2,097,446

(1)     Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For our investment in CapTrin at June 30, 2026, the redemption restrictions dictated that we cannot withdraw our membership interest without board approval. We are permitted to sell or transfer our membership interest provided we deliver written notice of such transfer to the other member no later than 30 business days prior to the sale or transfer.

The tables below present the Valuation Techniques and Significant Unobservable Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at June 30, 2026 and March 31, 2026. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	June 30, 2026	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,692,733	Discount Rate	5.0% - 45.4%	12.3%
	Market Approach	162,557	Cost	69.6 - 100.0	99.1
	Enterprise Value Waterfall Approach	118,417	EBITDA Multiple	4.5x - 8.0x	7.7x
			Discount Rate	12.2% - 25.5%	20.0%
Second lien loans	Income Approach	24,975	Discount Rate	13.1% - 16.5%	14.3%
Subordinated debt	Income Approach	608	Discount Rate	10.2% - 10.2%	10.2%
	Market Approach	49	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.1x - 7.8x	6.6x
			Discount Rate	14.5% - 17.6%	15.5%
Preferred equity	Enterprise Value Waterfall Approach	76,498	EBITDA Multiple	4.2x - 14.1x	7.3x
			Discount Rate	11.9% - 47.8%	18.0%
	Market Approach	3,650	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	97,517	EBITDA Multiple	3.5x - 16.4x	7.5x
			Discount Rate	11.2% - 25.7%	14.1%
	Market Approach	2,000	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	1,891	Discount Rate	33.5% - 33.5%	33.5%
Total Level 3 Investments		$2,181,452

		Fair Value at	Significant
	Valuation	March 31, 2026	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,786,594	Discount Rate	4.0% - 126.1%	11.7%
	Market Approach	85,731	Cost	95.2 - 100.0	99.0
	Enterprise Value Waterfall Approach	18,081	EBITDA Multiple	8.4x - 9.0x	8.6x
			Discount Rate	12.6% - 19.1%	15.0%
Second lien loans	Income Approach	24,931	Discount Rate	7.9% - 17.0%	11.1%
Subordinated debt	Income Approach	600	Discount Rate	10.9% - 10.9%	10.9%
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.0x - 8.0x	6.6x
			Discount Rate	14.3% - 17.4%	15.3%
Preferred equity	Enterprise Value Waterfall Approach	73,638	EBITDA Multiple	4.0x - 13.8x	7.2x
			Discount Rate	11.5% - 47.6%	17.8%
	Market Approach	1,000	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	101,526	EBITDA Multiple	3.5x - 16.4x	7.9x
			Discount Rate	10.5% - 30.8%	14.0%
	Market Approach	750	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	4,038	Discount Rate	33.4% - 33.4%	33.4%
Total Level 3 Investments		$2,097,446

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three months ended June 30, 2026 and 2025, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the three months ended June 30, 2026 and 2025 (in thousands):

	Fair Value March 31, 2026	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2026	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,890,406	$(6,671)	$209,651	$(53,120)	$5,095	$(71,654)	$—	$1,973,707	$(6,631)
Second lien loans	24,931	(29)	21	(26)	78	—	—	24,975	(28)
Subordinated debt	1,157	8	49	—	—	—	—	1,214	8
Preferred equity	74,638	1,619	3,891	—	—	—	—	80,148	1,619
Common equity & warrants	102,276	(5,013)	2,254	—	—	—	—	99,517	(5,014)
Earnout	4,038	250	—	—	—	(2,397)	—	1,891	250
Multi-sector holdings	—	(170)	21,000	—	—	—	—	20,830	(170)
Total Investments	$2,097,446	$(10,006)	$236,866	$(53,146)	$5,173	$(74,051)	$—	$2,202,282	$(9,966)

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value June 30, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(8,848)	$95,536	$(75,234)	$3,002	$(1,789)	$(3,951)	$1,595,338	$(5,913)
Second lien loans	18,066	(696)	13	—	—	—	—	17,383	(696)
Subordinated debt	1,218	1	57	(15)	3	—	—	1,264	1
Preferred equity	102,918	(6,959)	826	—	—	(29,867)	(688)	66,230	(2,494)
Common equity & warrants	76,475	14,267	1,145	—	—	—	4,639	96,526	14,267
Earnout	—	—	3,457	—	—	—	—	3,457	—
Total Investments	$1,785,299	$(2,235)	$101,034	$(75,249)	$3,005	$(31,656)	$—	$1,780,198	$5,165

(1)Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2026, the Company’s asset coverage was 209%.

The Company had the following borrowings outstanding as of June 30, 2026 and March 31, 2026 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
June 30, 2026
SBA Debentures	$265,000	$(6,092)	$258,908	$253,117
Corporate Credit Facility	280,000	—	280,000	280,000
SPV Credit Facility	113,000	—	113,000	113,000
2029 Convertible Notes	230,000	(5,044)	224,956	251,223
September 2030 Notes	350,000	(5,692)	344,308	340,065
	$1,238,000	$(16,828)	$1,221,172	$1,237,405

March 31, 2026
SBA Debentures	$223,000	$(5,333)	$217,667	$214,238
Corporate Credit Facility	245,000	—	245,000	245,000
SPV Credit Facility	100,000	—	100,000	100,000
2029 Convertible Notes	230,000	(5,413)	224,587	218,150
September 2030 Notes	350,000	(6,029)	343,971	344,385
	$1,148,000	$(16,775)	$1,131,225	$1,121,773
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

Credit Facilities

As of June 30, 2026, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Credit Facility, respectively (each defined below and together, the "Credit Facilities"). For the three months ended June 30, 2026, the weighted average interest rate on the Credit Facilities was 6.06% and the average debt outstanding under the Credit Facilities was $344.8 million. For the three months ended June 30, 2025, the weighted average interest rate on the Credit Facilities was 6.73% and the average debt outstanding under the Credit Facilities was $319.7 million.

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

As of June 30, 2026, the total commitments under the Corporate Credit Facility were $510 million provided by 11 lenders.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of June 30, 2026, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of June 30, 2026 and 2025, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$3,698	$3,462
Unused commitment fees	346	434
Amortization of deferred financing costs	609	609
Total interest and amortization of deferred financing costs	$4,653	$4,505

Weighted average interest rate	5.99%	6.65%
Average borrowings	$247,033	$208,297

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

The SPV Credit Facility is secured by all of the assets of SPV. As of June 30, 2026 and 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$1,526	$1,916
Unused commitment and other fees	392	306
Amortization of deferred financing costs	114	114
Total interest and amortization of deferred financing costs	$2,032	$2,336

Weighted average interest rate	6.24%	6.88%
Average borrowings	$97,725	$111,429

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$—	$1,266
Amortization of deferred financing costs	—	192
Total interest and amortization of deferred financing costs	$—	$1,458

Weighted average interest rate	—%	3.50%
Average borrowings	$—	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$—	$1,393
Amortization of deferred financing costs	—	126
Total interest and amortization of deferred financing costs	$—	$1,519

Weighted average interest rate	—%	7.75%
Average borrowings	$—	$71,875

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

At any time prior to the close of business on the business day immediately preceding November 15, 2029, holders may convert all or any portion of their 2029 Convertible Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The conversion rate was initially 40.0000 shares of common stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of $25.00 per share of common stock). The conversion rate is subject to adjustment upon certain events, such as share splits and combinations, mergers, tender or exchange offers, increases in dividends in excess of $0.58 per share per quarter for the 2029 Convertible Notes and certain changes in control. If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change or notice of redemption; notwithstanding the foregoing, in no event will the total number of shares of common stock issuable upon conversion exceed 44.7828 per $1,000 principal amount of the 2029 Convertible Notes. The Company has determined that the embedded conversion option in the 2029 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

Certain key terms related to the convertible features of the 2029 Convertible Notes as of June 30, 2026 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.53
Conversion rate (shares per $1,000 principal amount) (1)	40.77
Last conversion price calculation date	June 15, 2026
(1)Represents conversion price and conversion rate, as applicable, as of June 30, 2026, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$2,947	$2,947
Amortization of deferred financing costs	370	370
Total interest and amortization of deferred financing costs	$3,317	$3,317

Weighted average interest rate	5.13%	5.13%
Average borrowings	$230,000	$230,000

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

The summary information regarding the September 2030 Notes is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense	$5,206	$—
Amortization of deferred financing costs	337	—
Total interest and amortization of deferred financing costs	$5,543	$—

Weighted average interest rate	5.95%	—%
Average borrowings	$350,000	$—

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

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. SBA Debentures are loans issued to an SBIC that have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million. As of June 30, 2026, each of SBIC I and SBIC II may borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations).

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of June 30, 2026, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $87.5 million and leverageable capital of $66.0 million. As of June 30, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of June 30, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $90.0 million, all of which was drawn. Subsequent to quarter end, on July 30, 2026, SBIC II received an additional leverage commitment from the SBA in the amount of $40.0 million.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Interest expense and fees	$2,684	$1,927
Amortization of deferred financing costs	264	197
Total interest and amortization of deferred financing costs	$2,948	$2,124

Weighted average interest rate	4.51%	4.40%
Average borrowings	$237,901	$175,000

As of June 30, 2026, SBA Debentures issued and outstanding mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	40,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
3/25/2026	3/1/2036	4.973%	40,000
6/24/2026	6/1/2036	4.998%	12,000
(2)	(2)	(2)	38,000
			$265,000
(1)As of June 30, 2026, the SBA has four scheduled pooling dates for SBA Debentures (in March, June, September and December). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company issued $38.0 million in SBA Debentures that will pool in September 2026. Until the pooling date, the SBA debentures bear interest at a fixed rate with a weighted average interim interest rate of 4.53%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2026 is as follows (amounts in thousands):

	Years Ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
SBA Debentures	$—	$—	$—	$—	$—	$265,000	$265,000
Corporate Credit Facility	—	—	280,000	—	—	—	280,000
SPV Credit Facility	—	—	113,000	—	—	—	113,000
2029 Convertible Notes	—	—	—	230,000	—	—	230,000
September 2030 Notes	—	—	—	—	350,000	—	350,000
Total	$—	$—	$393,000	$230,000	$350,000	$265,000	$1,238,000

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

For the tax years ended December 31, 2025, 2024, and 2023, CSWC qualified for RIC tax treatment. We intend to meet the applicable qualifications to be taxed as a RIC in future periods. However, the Company’s ability to meet certain portfolio diversification requirements of RICs in future years may not be controllable by the Company.

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2026, CSWC declared and paid a quarterly dividend totaling $38.5 million, which consists of a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid monthly to holders of record as of the close of business on each of January 15, 2026, February 13, 2026 and March 13, 2026 on January 30, 2026, February 27, 2026 and March 31, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on March 13, 2026 on March 31, 2026. During the quarter ended June 30, 2026, CSWC declared and paid a quarterly dividend totaling $39.6 million, which consists of a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid monthly to holders of record as of the close of business on each of April 15, 2026, May 15, 2026 and June 15, 2026 on April 30, 2026, May 29, 2026 and June 30, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on June 15, 2026 on June 30, 2026. Additionally, on May 27, 2026, the Board of Directors declared a quarterly regular dividend of $0.58 per share, of which $0.1934 per share will be paid to holders of record as of the close of business on each of July 15, 2026, August 14, 2026 and September 15, 2026 on July 31, 2026, August 31, 2026 and September 30, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on September 15, 2026, payable on September 30, 2026.

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
Reconciliation of RIC Distributable Income (1)	2026	2025
Net increase in net assets from operations	$24,732	$27,001
Net unrealized depreciation on investments	10,390	20,592
Expense/loss recognized for tax on pass-through entities	25	—
Realized gain book/tax differences	696	2,534
Capital loss carryover (2)	(1,004)	2,733
Net operating income - wholly-owned subsidiary	(1,718)	(22,631)
Dividend income from wholly-owned subsidiary	1,047	20,000
Non-deductible tax expense	443	732
Loss on extinguishment of debt	—	(682)
Non-deductible compensation	2,201	1,339
Compensation related book/tax differences	(8,832)	(4,503)
Interest on non-accrual loans	1,889	1,293
Other book/tax differences	147	15
Estimated distributable income before deductions for distributions	$30,016	$48,423

(1)The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
(2)At June 30, 2026, the Company had long-term capital loss carryforwards of $159.5 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of June 30, 2026, the cost of investments held by the RIC for U.S. federal income tax purposes was $2,163.6 million, with such investments having gross unrealized appreciation of $22.1 million and gross unrealized depreciation of $134.1 million, resulting in net unrealized depreciation of $112.0 million. As of June 30, 2026, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $81.3 million, with such investments having gross unrealized appreciation of $83.1 million and gross unrealized depreciation of $13.7 million, resulting in net unrealized appreciation of $69.4 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $42.6 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of June 30, 2026 and March 31, 2026, the Taxable Subsidiary had a deferred tax liability of $11.6 million and $12.5 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of June 30, 2026 and March 31, 2026 (amounts in thousands):

	June 30, 2026	March 31, 2026
Deferred tax asset:
Net operating loss carryforwards	$442	$443
Interest	2,542	2,541
Total deferred tax asset	2,984	2,984
Deferred tax liabilities:
Net unrealized appreciation on investments	(13,038)	(12,907)
Net basis differences in portfolio investments	(1,535)	(2,584)
Total deferred tax liabilities	(14,573)	(15,491)
Total net deferred tax (liabilities) assets	$(11,589)	$(12,507)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
Components of Income Tax Provision	2026	2025
Excise tax	$442	$659
Tax (benefit) provision related to Taxable Subsidiary	(1,154)	96
Other	1	73
Total income tax (benefit) provision	$(711)	$828

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

7.    SHAREHOLDERS' EQUITY

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program (i) to $100.0 million from $50.0 million on February 4, 2020, (ii) to $250.0 million from $100.0 million on May 26, 2021, (iii) to $650.0 million from $250.0 million on August 2, 2022, (iv) to $1.0 billion from $650.0 million on May 21, 2024; and (v) to $2.0 billion from $1.0 billion on May 19, 2026. In addition, the Company (i) added two additional sales agents to the Equity ATM Program on February 4, 2020, and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Number of shares sold	2,708,438	2,034,917
Gross proceeds received (in thousands)	$63,566	$41,725
Net proceeds received (in thousands) (1)	$62,643	$41,197
Weighted average price per share	$23.47	$20.50

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both June 30, 2026 and June 30, 2025, no proceeds remained receivable.

Cumulative to June 30, 2026, the Company has sold 43,145,727 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.64, raising $933.7 million of gross proceeds. Net proceeds were $919.5 million after commissions to the sales agents on shares sold. As of June 30, 2026, the Company has $1,066.3 million available under the Equity ATM Program.

Share Repurchases

Restricted Stock Awards

The Board of Directors and shareholders approved the 2021 Employee Plan, which became effective on July 28, 2021, as part of the compensation package for its employees. On July 19, 2021, we received an exemptive order (the "Order") to permit the Company to (i) issue restricted stock as part of the compensation package for its employees in the 2021 Employee Plan, and (ii) withhold shares of the Company’s common stock or purchase shares of the Company’s common stock from the participants to satisfy tax withholding obligations relating to the vesting of restricted stock pursuant to the 2021 Employee Plan.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended June 30,
	2026	2025
Number of shares repurchased	72,502	52,593
Aggregate cost of shares repurchased (in thousands)	$1,696	$1,119
Weighted average price per share	$23.39	$21.28

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

8.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three months ended June 30, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended June 30,
	2026	2025
Earnings per share - basic
Numerator for basic earnings per share	$24,732	$27,001
Adjustment for income allocated to participating securities	(371)	(329)
Numerator for basic earnings per common share	24,361	26,672
Denominator for basic earnings per common share	61,142	53,517
Basic earnings per common share	$0.40	$0.50
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$24,361	$26,672
Adjustment for interest and amortization on 2029 Convertible Notes	3,317	3,317
Numerator for diluted earnings per common share	$27,678	$29,989
Denominator for basic weighted average common share	61,142	53,517
Adjustment for dilutive effect of 2029 Convertible Notes	9,363	9,260
Denominator for diluted weighted average common shares	70,505	62,777
Diluted earnings per common share	$0.39	$0.48

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended June 30, 2026 and 2025, there was no anti-dilution.

9.    STOCK BASED COMPENSATION PLANS

Under the 2021 Employee Plan, a restricted stock award is an award of shares of our common stock, which have full voting and dividend rights but are restricted with regard to sale or transfer. Restricted stock awards are independent of stock grants and are generally subject to forfeiture if employment terminates prior to these restrictions lapsing. Unless otherwise specified in the award agreement, these shares vest in equal annual installments over a four-year period from the grant date and are expensed over the vesting period starting on the grant date.

The 2021 Employee Plan initially made available for issuance 1,200,000 shares of common stock. On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same date. As of June 30, 2026, there were 1,477,454 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of June 30, 2026, there were 75,280 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended June 30, 2026 and 2025, we recognized total share based compensation expense of $1.4 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.1 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of June 30, 2026, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $21.4 million, which will be amortized over the weighted-average vesting period of approximately 3.2 years.

The following table summarizes the restricted stock outstanding under the 2021 Employee Plan as of June 30, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2026	640,854	$22.58	2.5
Granted	520,750	23.54	—
Vested	(217,281)	22.39	—
Forfeited	—	—	—
Unvested at June 30, 2026	944,323	$23.15	3.3
The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of June 30, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2026	10,965	$22.80	0.4
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at June 30, 2026	10,965	$22.80	0.1

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

During the three months ended June 30, 2026 and 2025 we made matching contributions of approximately $0.2 million and $0.1 million, respectively.

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

The balances of unfunded debt commitments as of June 30, 2026 and March 31, 2026 were as follows (amounts in thousands):

	June 30,	March 31,
Portfolio Company	2026	2026
Revolving Loans
360 Quote TopCo, LLC	$904	$904
ADF Engineering LLC	2,000	—
Air Conditioning Specialist, Inc.	1,215	1,215

	June 30,	March 31,
Portfolio Company	2026	2026
Air Products and Controls, Inc.	4,000	—
American Pet Resort, LLC	3,500	1,500
Apple Roofing Administrative Services, LLC	1,222	1,222
ArborWorks, LLC	79	150
Arkstone Medical Solutions LLC	3,500	3,500
Armko, LLC	3,000	3,000
ATS Operating, LLC	890	640
Better Than Home, Inc.	3,000	3,000
Bond Brand Loyalty ULC	1,600	1,200
Brandner Design, LLC	198	204
Catbird NYC, LLC	3,000	3,000
CDC Dental Management Co., LLC	2,000	2,000
Central Medical Supply LLC	1,500	1,500
Clearwater Group, LLC	1,500	1,500
Clutch, Inc.	5,000	5,000
Cumbria Capital MSO, LLC	—	250
Drive Line Service of Portland, LLC	1,600	2,000
DWS Buyer LLC	1,293	1,293
Exact Borrower, LLC	2,500	2,500
FS Vector LLC	4,000	4,000
Gravitiq LLC	500	5,000
Gulf Pacific Acquisition, LLC	253	253
Ignite Visibility LLC	3,000	3,000
InDinero Group, Inc.	550	551
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	1,100
iVueit, LLC	1,000	1,000
Kindred Pet Service, LLC	1,500	1,500
KMS, LLC	4,572	2,972
Lash OpCo, LLC	824	824
LDG Acquisition Company, LLC	3,000	3,000
LGM Pharma LLC	1,500	1,500
Lightning Intermediate II, LLC	1,852	1,852
Local Web Leads, LLC	1,000	1,000
Main Line Brands LLC	2,000	2,000
Mammoth BorrowCo, Inc.	—	400
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	3,000
Mission Critical Group, LLC	—	1,902
Monroe Biomedical Research, LLC	1,250	1,250
Musiker Discovery Programs, Inc.	—	1,250
MYNTS Holdings, LLC	3,200	—
NeuLife Rehabilitation of Florida, Inc.	3,000	—
NeuroPsychiatric Hospitals, LLC	5,000	4,000
New Skinny Mixes, LLC	5,000	4,000
NGP Robo OpCo, LLC	2,238	—

	June 30,	March 31,
Portfolio Company	2026	2026
Patriot Intermediate Holdco, LLC	9,000	8,000
Persado Inc.	2,500	—
Pipeline Technique Ltd.	3,333	3,333
Pool Service Partners, Inc.	1,450	500
Precision Spray & Coatings, LLC	150	500
Proactive Technology Management, LLC	2,500	—
Pyramids Acquisition, LLC	3,000	3,000
Renew Fitness Operations, LLC	5,000	—
Revo Brands, Inc.	7,000	7,000
Rodizio Opco LLC	2,000	2,000
Roseland Management, LLC	2,000	2,000
SaaS Consulting Group, LLC	2,000	—
ServerLIFT, LLC	5,000	5,000
SocialSEO, LLC	1,800	1,800
Spherix Global Insights US, Inc.	3,000	3,000
Spotlight AR, LLC	2,000	2,000
Sunline Group LLC	1,000	—
Superior Health Parent LLC	3,000	3,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
TMT BHC Buyer, Inc.	4,717	4,717
Tru Fragrance & Beauty LLC	2,000	2,000
VP Move Purchaser, Inc.	4,200	4,200
Wash & Wax Systems LLC	146	146
Well Labs Plus, LLC	3,000	3,000
Well-Foam, Inc.	3,500	4,500
White Plains Linen LLC	2,000	3,000
Winter Services Operations, LLC	11,111	5,244
Zenfolio Inc.	1,500	2,500
Total Revolving Loans	186,774	156,499
Delayed Draw Term Loans
AAC New Holdco Inc.	236	—
American Pet Resort, LLC	100	100
Better Than Home, Inc.	5,100	11,700
Clearwater Group, LLC	10,500	10,500
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	—	950
DWS Buyer LLC	2,155	2,155
Enstoa, Inc.	—	5,830
Exact Borrower, LLC	6,000	8,200
Ignite Visibility LLC	—	3,000
ITA Holdings Group, LLC	—	3,525
iVueit, LLC	10,000	10,000
LDG Acquisition Company, LLC	12,000	12,000
Mid-Florida Endodontics Management Company, LLC	9,400	9,400

	June 30,	March 31,
Portfolio Company	2026	2026
Mission Critical Group, LLC	—	2,130
Monroe Biomedical Research, LLC	5,000	5,000
Muenster Milling Company, LLC	1,250	2,500
Pipeline Technique Ltd.	10,000	10,000
Sunline Group LLC	7,500	—
Superior Health Parent LLC	—	4,300
SureKap, LLC	—	7,222
unWired Broadband, LLC	8,548	8,548
Well Labs Plus, LLC	6,950	3,400
Total Delayed Draw Term Loans	95,664	121,384
Total Unfunded Debt Commitments	$282,438	$277,883

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	June 30, 2026	March 31, 2026
Unfunded Debt Commitments
Expiring during fiscal year ending:
2027	$55,298	$97,205
2028	73,895	56,592
2029	41,294	38,815
2030	33,269	31,275
2031	49,449	49,703
2032	24,231	4,293
2033	5,000	—
Total Unfunded Debt Commitments	$282,438	$277,883

The balances of unfunded equity commitments as of June 30, 2026 and March 31, 2026 were as follows (amounts in thousands):

	June 30, 2026	March 31, 2026
Unfunded Equity Commitments
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	$—	$190
CapTrin Partners, LLC	29,000	50,000
Catbird NYC, LLC	125	125
Infolinks Media Buyco, LLC	342	350
Outerbox, LLC	197	197
Total Unfunded Equity Commitments	$29,664	$50,862

As of June 30, 2026, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of June 30, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's Consolidated Statements of Assets and Liabilities.

In addition, the Company may guarantee certain obligations in connection with its portfolio companies. Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company's maximum exposure under these arrangements is $4.5 million; however, the Company expects the risk of future obligation under these arrangements to be remote and as such, no liability was recorded on the Company's Consolidated Statements of Assets and Liabilities.

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

Total lease expense incurred for each of the three months ended June 30, 2026 and 2025 was $0.1 million, respectively. As of June 30, 2026 and March 31, 2026, the asset related to the operating lease was $3.6 million and $3.7 million, respectively, and as of June 30, 2026 and March 31, 2026, the lease liability was $4.9 million and $5.0 million, respectively. As of June 30, 2026, the remaining lease term was 9.3 years and the weighted average discount rate was 7.37%.

The following table shows future minimum payments under the Company's operating leases as of June 30, 2026 (in thousands):

Year ending March 31,	Rent Commitment
2027	$539
2028	733
2029	752
2030	771
2031	790
Thereafter	4,198
Total	$7,783

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

12.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three months ended June 30, 2026 and 2025, we did not receive any management fees from our portfolio companies.

As discussed in Note 3 - Investments, the Company and Trinity formed CapTrin on January 22, 2026. The initial equity capital commitment to CapTrin totaled $100.0 million, consisting of $50.0 million from each of CSWC and Trinity. As of June 30, 2026, approximately $42.0 million of capital commitments were funded, of which $21.0 million was funded by CSWC. In May 2026, the Company sold certain portfolio investments to CapTrin at a purchase price in the amount of $47.1 million (fair value as of March 31, 2026) (the "Initial Portfolio"). CapTrin funded the purchase of the Initial Portfolio with borrowings under the CapTrin Credit Facility and funded capital commitments. For the quarter ended June 30, 2026, we had dividends receivable from CapTrin of $0.3 million, which were included in dividends and interest receivables in the Consolidated Statements of Assets and Liabilities.

13.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the three months ended June 30, 2026 and 2025 (share amounts presented in thousands).

	Three Months Ended
	June 30,
Per Share Data:	2026	2025
Investment income (1)	$0.99	$1.04
Operating expenses (1)	(0.42)	(0.43)
Income taxes (1)	0.01	(0.02)
Net investment income (1)	0.58	0.59
Net realized gain (loss), net of tax (1)	(0.01)	0.29
Net unrealized (depreciation) appreciation on investments, net of tax (1)	(0.17)	(0.38)
Total increase from investment operations	0.40	0.50
Accretive effect of share issuances and repurchases	0.28	0.13
Dividends to shareholders	(0.64)	(0.64)
Issuance of restricted stock (2)	(0.14)	(0.10)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.04)
Share based compensation expense	0.02	0.02
Other (3)	0.05	0.02
Decrease in net asset value	(0.08)	(0.11)
Net asset value
Beginning of period	16.69	16.70
End of period	$16.61	$16.59
Ratios and Supplemental Data
Ratio of operating expenses to average net assets (4)	10.06%	10.13%
Ratio of operating expenses (excluding interest expense) to average net assets (4)	2.92%	3.48%
Ratio of net investment income to average net assets (4)	13.76%	13.91%
Portfolio turnover	5.92%	5.26%
Total investment return (5)	10.37%	1.61%
Total return based on change in NAV (6)	3.36%	3.17%
Per share market value at the end of the period	$23.77	$22.04
Weighted-average basic shares outstanding	61,142	53,517
Weighted-average diluted shares outstanding	70,505	62,777
Common shares outstanding at end of period	63,734	55,227

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

14.    SUBSEQUENT EVENTS

On July 28, 2026, the Compensation Committee and the Board of Directors determined to temporarily decrease the total number of shares reserved for issuance under the 2021 Employee Plan from 3,050,000 to 65,000; provided that, the Compensation Committee and the Board of Directors will approve an increase in the total number of shares reserved for issuance thereunder from 65,000 to 3,050,000, the amount previously approved by the Company’s shareholders, if and when the Company’s shareholders approve an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 75,000,000 to 135,000,000.

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	June 30, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2026	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at June 30, 2026
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$140	$—	$92	$—	$—	$—	$40	$132
	Revolving Loan		487	—	385	—	(54)	—	165	496
	First Lien		9,138	—	6,396	—	—	—	(1,983)	4,413
	First Lien		136	—	96	—	—	—	(96)	—
	27,000 Class A Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
CapTrin Partners, LLC	50% LLC equity interest	Multi-Sector Holdings	—	258	—	21,000	—	—	(170)	20,830
KMS, LLC	Revolving Loan	Distribution	1,143	57	2,743	9	(1,600)	—	(9)	1,143
	First Lien		4,270	143	4,590	—	(320)	—	—	4,270
	19,395.96 Series A Preferred Units		—	—	10,310	—	—	—	—	10,310
Mercury Acquisition 2021, LLC	First lien - Term Loan A	Telecommunications	6,495	199	5,961	19	—	—	(4)	5,976
	First lien - Term Loan B		6,495	199	5,961	19	—	—	(4)	5,976
	12,059,033 Series A Units		—	—	—	—	—	—	—	—
	3,761,173 Series A Preferred Units		—	—	3,859	—	—	—	(203)	3,656
	3,975,574 Series B Preferred Units		—	—	—	—	—	—	—	—
	98,265 Series C Preferred Units		—	—	—	—	—	—	—	—

National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,000	136	10,012	9	(250)	—	19	9,790
	First Lien - Term Loan B		11,000	136	10,012	9	(250)	—	19	9,790
	191,049.33 Class A-3 Preferred Units		—	—	2,000	—	—	—	—	2,000
	Warrants		—	—	591	—	—	—	196	787
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	4,926	83	4,337	589	—	—	—	4,926
	First Lien - Tranche A Term Loan		11,120	—	5,237	—	—	—	878	6,115
	First Lien - Tranche B Term Loan		11,120	—	1,679	—	—	—	(1,679)	—
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$77,470	$1,211	$74,261	$21,654	$(2,474)	$—	$(2,831)	$90,610
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$229	$11	$218	$11	$—	$—	$—	$229
	First Lien - Term Loan A		3,533	173	3,360	174	—	—	(106)	3,428
	First Lien - Term Loan B		3,023	—	1,342	—	—	—	(1,342)	—
	Delayed Draw Term Loan		932	46	887	45	—	—	—	932
	Delayed Draw Term Loan		1,076	55	1,021	55	—	—	—	1,076
	Delayed Draw Term Loan		1,286	42	—	1,168	—	—	118	1,286
	11,909,274 Preferred Units		—	—	—	—	—	—	—	—
	617,803 Common Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—

American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	6,651	207	6,455	196	—	—	—	6,651
	First Lien - Term Loan B		6,651	—	5,241	198	—	—	(689)	4,750
	First Lien - Term Loan C		246	8	246	—	—	—	—	246
	21,062.03 Class A Preferred Units		—	—	—	—	—	—	—	—
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	1,923	71	1,852	71	—	—	40	1,963
	First Lien		4,034	103	3,928	106	—	—	(40)	3,994
	100 Class A Units		—	—	12	—	—	—	1	13
	13,898.32 Class A-1 Preferred Units		—	—	7,534	—	—	—	323	7,857
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	1,000	34	996	3	—	—	1	1,000
	First Lien		14,077	393	14,121	6	(100)	—	50	14,077
	1,000,000 Class A Units		—	—	1,941	—	—	—	(140)	1,801
	500,000 Class B Units		—	—	853	—	—	—	(41)	812
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,000	31	1,000	1	—	—	(1)	1,000
	First Lien		20,616	570	20,616	13	—	—	(13)	20,616
	2,620,670 Preferred Units		—	—	3,163	—	—	—	—	3,163
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	6,000	168	6,000	6	—	—	(6)	6,000
	1,250,000 Preferred Units		—	—	1,510	—	—	—	—	1,510

Crafty Apes, LLC	First Lien	Movies & Entertainment	4,284	—	3,842	14	—	—	(1,149)	2,707
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519 Class A Common Units		—	—	1,555	—	—	—	(1,555)	—
Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	5,536	161	5,107	161	—	—	(9)	5,259
	First Lien - Term Loan B		4,985	161	4,737	—	—	—	—	4,737
	250,000 Class A Preferred units		—	—	166	—	—	—	—	166
	5,435,211 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	1,000,000 Class A Preferred Units	Industrial Products	—	—	2,714	—	—	—	192	2,906
GrammaTech, Inc.	1,000 Class A Units	Software	—	—	201	—	—	—	—	201
	360 Class A-1 Units		—	—	73	—	—	—	—	73
Gravitiq LLC	Revolving Loan	Consumer Products	4,500	39	—	4,502	—	—	(2)	4,500
	First Lien - Term Loan A		10,632	394	12,248	111	(1,616)	—	(111)	10,632
	First Lien - Term Loan B		10,632	452	12,248	111	(1,616)	—	(111)	10,632
	Warrants		—	—	6,855	—	—	—	3,018	9,873

ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	101	3,525	5	—	—	(5)	3,525
	First Lien - Term Loan A		14,840	562	14,811	155	—	—	(126)	14,840
	First Lien - Term Loan B		14,840	565	14,840	158	—	—	(158)	14,840
	First Lien - Term Loan C		21,150	580	21,171		—	—	(21)	21,150
	First Lien - Term Loan D		10,575	290	7,050	3,525	—	—	—	10,575
	Warrants		—	501	11,413	—	—	—	(1,701)	9,712
	Warrants		—	395	13,743	—	—	—	(2,966)	10,777
	9.25% Class A Membership Interest		—	314	10,974	—	—	—	(2,814)	8,160
iVueit, LLC	Revolving Loan	Business Services	—	2	—	—	—	—	—	—
	First Lien		10,000	249	10,000	4	—	—	(4)	10,000
	Delayed Draw Term Loan		—	13	—	—	—	—	—	—
	2,000 Preferred Units		—	—	2,232	—	—	—	292	2,524
Kindred Pet Service, LLC	Revolving Loan	Consumer Services	500	16	495	1	—	—	(1)	495
	First Lien		10,800	283	10,692	6	—	—	(5)	10,693
	1,244 Class A Units		—	—	674	—	—	—	—	674
Local Web Leads, LLC	Revolving Loan	Media & Marketing	—	2	—	—	—	—	—	—
	First Lien - Term Loan A		6,497	162	6,450	3	(84)	—	(67)	6,302
	First Lien - Term Loan B		6,497	195	6,450	3	(84)	—	(67)	6,302
	750,000 Common Units		—	—	554	—	—	—	(350)	204

Pool Service Partners, Inc.	Revolving Loan	Consumer Services	550	31	1,470	2	(950)	—	19	541
	First Lien		11,850	328	11,613	9	—	—	27	11,649
	10,667 Common Units		—	—	769	—	—	—	—	769
Precision Spray & Coatings, LLC	Revolving Loan	Industrial Services	850	19	490	351	—	—	9	850
	First Lien		4,000	115	4,000	2	—	—	(2)	4,000
	2,000 Class A-2 Units		—	—	2,486	—	—	—	—	2,486
	495.87 Common Units		—	—	—	0	—	—	—	—
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	4	—	1	—	—	(1)	—
	First Lien		14,473	397	14,473	—	—	—	—	14,473
	3,364 Class A-2 Units		—	—	774	—	—	—	—	774
	1,100 Class A-1 Units		—	—	187	—	—	—	—	187
	16,084 Class A Units		—	—	806	—	—	—	—	806
SaaS Consulting Group, LLC	Revolving Loan	IT Services	—	1	—	(20)	—	—	20	—
	First Lien		10,000	90	—	9,901	—	—	—	9,901
	1,000,000 Class A Units		—	—	—	1,000	—	—	—	1,000
STATinMED, LLC	4,718.62 Class A Preferred Units	Pharmaceuticals, Biotechnology & Life Sciences	—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	2,315	—	—	—	(1,833)	482
	355,555.56 Senior Preferred units		—	—	1,778	—	—	—	—	1,778
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
Sunline Group LLC	Revolving Loan	Consumer Services	—	—	—	(7)	—	—	7	—
	First Lien		2,500	10	—	2,481	—	—	—	2,481
	Delayed Draw Term Loan		—	2	—	(65)	—	—	65	—

	750,000 Class A Common Units		—	—	—	750	—	—	—	750
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	5,500	193	7,387	26	(2,000)	—	21	5,434
	1,625,472 Class A-1 Preferred Units		—	—	849	—	—	—	—	849
White Plains Linen LLC	Revolving Loan	Commercial Services & Supplies	1,000	23	—	1,002	—	—	(22)	980
	First Lien - Term Loan A		12,200	327	11,956	5	—	—	(5)	11,956
	First Lien - Term Loan B		12,200	389	11,956	5	—	—	(5)	11,956
	16.75% LP Interest		—	—	335	—	—	—	(182)	153
Total Affiliate Investments			$296,841	$9,278	$340,760	$26,255	$(6,450)	$—	$(11,447)	$349,118
Total Control & Affiliate Investments			$374,311	$10,489	$415,021	$47,909	$(8,924)	$—	$(14,278)	$439,728
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

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “may,” “predict,” “will,” “continue,” “likely,” “would,” “could,” “should,” “expect,” “anticipate,” “potential,” “estimate,” “indicate,” “seek,” “believe,” “target,” “intend,” “plan,” or “project” and other similar expressions identify forward-looking statements. These risks include risks related to changes in the markets in which the Company invests; changes in the financial and lending markets; interest rate volatility; the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy; the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest; the impact of geopolitical conditions and its impact on financial market volatility, global economic markets and various sectors and industries; regulatory changes; changes in tax treatment; an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us; and our ability to operate our wholly owned subsidiaries, Capital Southwest SBIC I, LP and Capital Southwest SBIC II, LP, as small business investment companies. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. You should read the following discussion in conjunction with the consolidated financial statements and related footnotes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. As of June 30, 2026 and 2025, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.36% and 1.69%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of June 30, 2026 and March 31, 2026, our investment portfolio at fair value represented approximately 95.1% and 96.3% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of June 30, 2026 and March 31, 2026 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of June 30, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost.

Recently Issued Accounting Standards

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $2,202.3 million as of June 30, 2026, as compared to $2,097.4 million as of March 31, 2026. As of June 30, 2026, we had investments in 141 portfolio companies with an aggregate cost of $2,234.6 million. As of March 31, 2026, we had investments in 131 portfolio companies with an aggregate cost of $2,119.5 million. The following table presents certain additional selected information regarding our debt investments as of June 30, 2026 and March 31, 2026 (dollars in millions):

	June 30, 2026	March 31, 2026
Debt investments, at fair value, bearing a floating rate	$1,912.4	$1,830.3
Percentage of debt bearing a floating rate	95.6%	95.5%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	100.0%
Debt investments, at fair value, bearing a fixed rate	$87.5	$86.2
Percentage of debt bearing a fixed rate	4.4%	4.5%
Weighted average contractual minimum interest rate	1.5%	1.5%

The following table provides a summary of our investments in portfolio companies as of June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
	(dollars in thousands)
Number of portfolio companies (a)	141	131
Fair value	$2,202,282	$2,097,446
Cost	$2,234,580	$2,119,485
% of portfolio at fair value - debt	90.8%	91.4%
% of portfolio at fair value - equity	9.2%	8.6%
% of investments at fair value secured by first lien	89.6%	90.1%
Weighted average annual effective yield on debt investments (b)	10.9%	10.8%
Weighted average annual effective yield on total investments (c)	10.8%	10.9%
Weighted average EBITDA (d)	$14,772	$15,684
Weighted average leverage through CSWC security (e)	3.7x	3.6x

(a)At June 30, 2026 and March 31, 2026, we had equity ownership in approximately 67.4% and 66.4%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2026 and March 31, 2026, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of June 30, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. As of June 30, 2026, 13 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. As of June 30, 2026, 13 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

The following table provides a summary of CapTrin's investments in portfolio companies as of June 30, 2026:

June 30, 2026
(dollars in thousands)
Number of portfolio companies	14
Fair value	$97,793
Cost	$97,751
% of portfolio at fair value - debt	100%
% of investments at fair value secured by first lien	100%
Weighted average annual effective yield on debt investments (a)	8.1%
Weighted average EBITDA (b)	$15,771
Weighted average leverage through CSWC security (c)	1.2x

(a)The weighted average annual effective yield of debt investments is not the same as a return on investment for CapTrin's members, but rather relates to CapTrin's investment portfolio and is calculated before the payment of all of CapTrin's fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of June 30, 2026, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments.
(b)Weighted average EBITDA metric is calculated using investment cost basis weighting.
(c)Calculated as the amount of each portfolio company’s debt (including CapTrin's position and debt senior or pari passu to CapTrin's position, but excluding debt subordinated to CapTrin's position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment.

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

We continue to observe certain macro-economic risks and uncertainties, including those relating to commodity inflation and elements of geopolitical instability (including the ongoing conflict between Russia and Ukraine and the ongoing turmoil and political unrest in the Middle East and South America). Changes to trade policies, including the imposition of new tariffs, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macroeconomic environment. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. LMM companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2026 and March 31, 2026:

	As of June 30, 2026
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$376,468	18.8%
2	1,395,673	69.8
3	200,367	10.1
4	26,906	1.3
5	482	—
Total	$1,999,896	100.0%

	As of March 31, 2026
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$361,204	18.8%
2	1,320,824	68.9
3	207,101	10.9
4	25,050	1.3
5	2,315	0.1
Total	$1,916,494	100.0%

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

As of June 30, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.9% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost.

Investment Activity

During the three months ended June 30, 2026, we made debt investments totaling $186.0 million and equity investments totaling $6.1 million. We also funded $21.0 million on our $50.0 million capital commitment to CapTrin. We received contractual principal repayments totaling approximately $14.0 million and full prepayments of approximately $21.0 million. We funded $21.1 million on revolving loans and received $18.1 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $71.7 million and proceeds of $2.4 million related to the earnout.

During the three months ended June 30, 2025, we made debt investments totaling $83.2 million and equity investments totaling $2.0 million. We also received, in connection with the sale of a preferred equity investment, an earnout with a current fair value of $3.5 million. We received contractual principal repayments totaling approximately $8.8 million and full prepayments of approximately $54.0 million. We funded $9.6 million on revolving loans and received $12.4 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $31.7 million.
Total portfolio investment activity for the three months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

Three months ended June 30, 2026	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Earnout	Multi-Sector Holdings	Total
Fair value, beginning of period	$1,890,406	$24,931	$1,157	$176,914	$4,038	$—	$2,097,446
New investments	207,048	—	49	6,145	—	21,000	234,242
Proceeds from sales of investments	(71,654)	—	—	—	(2,397)	—	(74,051)
Principal repayments received	(53,120)	(26)	—	—	—	—	(53,146)
Conversion/exchange of security	—	—	—	—	—	—	—
PIK interest capitalized	5,095	78	—	—	—	—	5,173
Accretion of loan discounts	2,603	21	—	—	—	—	2,624
Realized gain (loss)	253	—	—	—	—	—	253
Unrealized (loss) gain	(6,924)	(29)	8	(3,394)	250	(170)	(10,259)
Fair value, end of period	$1,973,707	$24,975	$1,214	$179,665	$1,891	$20,830	$2,202,282

Three months ended June 30, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Earnout	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	92,838	—	57	1,971	3,457	98,323
Proceeds from sales of investments	(1,789)	—	—	(29,867)	—	(31,656)
Principal repayments received	(75,234)	—	(15)	—	—	(75,249)
Conversion/exchange of security	(3,951)	—	—	3,951	—	—
PIK interest capitalized	3,002	—	3	—	—	3,005
Accretion of loan discounts	2,698	13	—	—	—	2,711
Realized (loss) gain	(5,266)	—	—	27,211	—	21,945
Unrealized gain (loss)	(3,582)	(696)	1	(19,903)	—	(24,180)
Fair value, end of period	$1,595,338	$17,383	$1,264	$162,756	$3,457	$1,780,198

The following table summarizes the contractual principal repayment and maturity of our debt investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026 (amounts in thousands):

Amount
For the fiscal years ending March 31:
2027	$225,827
2028	458,752
2029	458,975
2030	446,608
2031	372,790
Thereafter	125,662
Total contractual repayments	$2,088,614

As of June 30, 2026, the weighted average remaining years to maturity was 2.6 years.

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

Comparison of three months ended June 30, 2026 and June 30, 2025

	Three Months Ended
	June 30,		Net Change
	2026	2025	Amount	%
	(in thousands)
Total investment income	$61,048	$55,947	$5,101	9.1%
Interest expense	18,499	15,264	3,235	21.2%
Other operating expenses	7,580	7,966	(386)	(4.8)%
Income before taxes	34,969	32,717	2,252	6.9%
Income tax (benefit) provision	(711)	828	(1,539)	(185.9)%
Net investment income	35,680	31,889	3,791	11.9%
Net realized (loss) gain on investments, net of tax	(558)	15,704	(16,262)	(103.6)%
Net unrealized (depreciation) appreciation on investments, net of tax	(10,390)	(20,592)	10,202	49.5%
Net increase in net assets from operations	$24,732	$27,001	$(2,269)	(8.4)%

Investment Income

Total investment income for the three months ended June 30, 2026 was approximately $61.0 million, a $5.1 million, or 9.1%, increase as compared to the three months ended June 30, 2025. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
	2026	2025
Interest income	$47,841	$44,404
PIK interest income	4,912	3,260
Amortization of purchase discounts and fees	2,625	2,711
Dividend income	1,636	3,677
Fee income	3,732	1,608
Other investment income	302	287
Total investment income	$61,048	$55,947

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended June 30, 2026 totaled $55.4 million as compared to $50.4 million for the three months ended June 30, 2025. The increase was primarily due to a 20.3% increase in the average monthly cost basis of debt investments held by us from $1,673.8 million to $2,013.6 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 11.8% to 10.9% year-over-year. Dividend income for the three months ended June 30, 2026 decreased $2.0 million as compared to the three months ended June 30, 2025 due to a decrease in distributions received from portfolio companies. Fee income for the three months ended June 30, 2026 increased $2.1 million as compared to the three months ended June 30, 2025 primarily due to an increase in arranger fees and other fees received in the current period.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended June 30, 2026, our total interest expense was $18.5 million, an increase of $3.2 million, as compared to the total interest expense of $15.3 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase of $216.1 million in average borrowings outstanding and an increase in the weighted average interest rate on our total debt outstanding from 5.46% to 5.53% for the three months ended June 30, 2025 and June 30, 2026, respectively. This increase in the weighted average interest rate on our total debt was primarily due to the issuance of the September 2030 Notes, partially offset by the decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the three months ended June 30, 2026, our total employee compensation expense (including both cash and share-based compensation) decreased by $1.0 million, or 18.7%, as compared to the total employee compensation expense for the three months ended June 30, 2025. The decrease was primarily due to an decrease in accrued bonus compensation based on the Company's projected performance compared to its plan. For the three months ended June 30, 2026, our total general and administrative expense increased by $0.6 million, or 19.7%, as compared to the total general and administrative expense for the three months ended June 30, 2025. The increase was primarily due to individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended June 30, 2026, income before taxes increased by $2.3 million, or 6.9%. Net investment income increased from the prior year period by $3.8 million, or 11.9%, to $35.7 million as a result of a $5.1 million increase in total investment income and a $1.5 million decrease in income tax provision, partially offset by a $3.2 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $0.6 million for the three months ended June 30, 2026 (amounts in thousands):

	Three Months Ended June 30, 2026
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$254	$—	$—	$254
Equity	—	—	(812)	(812)
Total net realized (loss) gain	$254	$—	$(812)	$(558)
(1)Included in "Other" is a $1.0 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $15.7 million for the three months ended June 30, 2025 (amounts in thousands):

	Three Months Ended June 30, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(137)	$(5,130)	$—	$(5,267)
Equity	27,211	—	(6,240)	20,971
Total net realized gain (loss)	$27,074	$(5,130)	$(6,240)	$15,704
(1)Included in "Other" is a $6.2 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $10.4 million for the three months ended June 30, 2026 (amounts in thousands):

	Three Months Ended June 30, 2026
	Debt	Equity	Financial Instruments	CapTrin Partners, LLC	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	(347)	$—	$—	$—	$(347)
Net unrealized (depreciation) appreciation relating to portfolio investments	(6,598)	(3,525)[1]	250	(170)	(10,043)
Total net unrealized (depreciation) appreciation on investments	$(6,945)	$(3,525)	$250	$(170)	$(10,390)
1Includes a deferred tax provision of $0.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $20.6 million for the three months ended June 30, 2025 (amounts in thousands):

	Three Months Ended June 30, 2025
	Debt	Equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$2,356	$(31,676)	$(29,320)
Net unrealized (depreciation) appreciation relating to portfolio investments	(6,633)	15,361[1]	8,728
Total net unrealized appreciation (depreciation) on investments	$(4,277)	$(16,315)	$(20,592)
1 Includes a deferred tax benefit of $3.6 million associated with the Taxable Subsidiary.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of June 30, 2026, the Company’s asset coverage was 209%.

Cash Flows

For the three months ended June 30, 2026, we experienced a net increase in cash and cash equivalents in the amount of $29.4 million. During the foregoing period, our operating activities used $80.9 million in cash, consisting primarily of new portfolio investments made by the Company of $234.2 million, partially offset by $126.6 million from sales and repayments received from debt investments in portfolio companies. In addition, our financing activities provided cash of $110.3 million, consisting primarily of net proceeds from the Equity ATM Program of $62.6 million, net borrowings on our Credit Facilities of $48.0 million, and net proceeds from the issuance of SBA Debentures of $41.0 million, partially offset by cash dividends paid in the amount of $39.6 million. At June 30, 2026, the Company had cash and cash equivalents of approximately $58.5 million and restricted cash of approximately $0.4 million.

For the three months ended June 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $3.7 million. During that period, our operating activities used $30.5 million in cash, consisting primarily of $73.8 million from sales and repayments received from debt investments in portfolio companies and $26.3 million from sales of equity investments in portfolio companies, partially offset by new portfolio investments made by the Company of $94.9 million. In addition, our financing activities used cash of $26.7 million, consisting primarily of cash dividends paid in the amount of $35.3 million and net repayments on our Credit Facilities of $31.0 million, partially offset by net proceeds from the Equity ATM Program of $41.2 million. At June 30, 2025, the Company had cash and cash equivalents of approximately $46.9 million and restricted cash of approximately $1.7 million.

Capital Resources

As of June 30, 2026, we had $58.5 million in unrestricted cash and cash equivalents and $316.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of June 30, 2026, we had $280.0 million borrowings outstanding and $229.2 million of undrawn commitments under the Corporate Credit Facility, and $113.0 million outstanding and $87.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both June 30, 2026 and March 31, 2026 was $230.0 million.

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% notes due 2030 ("the September 2030 Notes"). The outstanding aggregate principal amount of the September 2030 Notes as of both June 30, 2026 and March 31, 2026 was $350.0 million.

For more information on each of the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, and the September 2030 Notes, including material terms governing the unsecured notes, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million. As of June 30, 2026, each of SBIC I and SBIC II may borrow up to $175 million in SBA Debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). As of June 30, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million, all of which was drawn. As of June 30, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $90.0 million, all of which was drawn. Subsequent to quarter end, on July 30, 2026, SBIC II received an additional leverage commitment from the SBA in the amount of $40.0 million. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Equity Capital Activities

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program (i) to $100.0 million from $50.0 million on February 4, 2020, (ii) to $250.0 million from $100.0 million on May 26, 2021, (iii) to $650.0 million from $250.0 million on August 2, 2022, (iv) to $1.0 billion from $650.0 million on May 21, 2024; and (v) to $2.0 billion from $1.0 billion on May 19, 2026. In addition, the Company (i) added two additional sales agents to the Equity ATM Program on February 4, 2020, and (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021.

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Number of shares sold	2,708,438	2,034,917
Gross proceeds received (in thousands)	$63,566	$41,725
Net proceeds received (in thousands) (1)	$62,643	$41,197
Weighted average price per share	$23.47	$20.50

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of both June 30, 2026 and June 30, 2025, no amounts remained receivable.

Cumulative to June 30, 2026, the Company has sold 43,145,727 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.64, raising $933.7 million of gross proceeds. Net proceeds were $919.5 million after commissions to the sales agents on shares sold. As of June 30, 2026, the Company had $1,066.3 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

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

At June 30, 2026 and March 31, 2026, we had a total of approximately $312.1 million and $328.7 million, respectively, in currently unfunded commitments (as discussed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements). As of June 30, 2026, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of June 30, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of June 30, 2026. For information on our unfunded investment commitments, see Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$7,783	$720	$1,495	$1,570	$3,998
Corporate Credit Facility	280,000	—	280,000	—	—
Interest due on Corporate Credit Facility (1)	35,535	16,999	18,536	—	—
SPV Credit Facility	113,000	—	113,000	—	—
Interest due on SPV Credit Facility (2)	19,460	7,153	12,307	—	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	41,256	11,787	23,575	5,894	—
September 2030 Notes	350,000	—	—	350,000	—
Interest due on September 2030 Notes	93,713	20,825	41,650	31,238	—
SBA Debentures	265,000	—	—	—	265,000
Interest due on SBA Debentures (3)	81,535	9,997	20,661	20,632	30,245
	$1,517,282	$67,481	$511,224	$639,334	$299,243

(1)Amounts include interest payments calculated at an average rate of 5.99% of outstanding borrowings under the Corporate Credit Facility, which were $280.0 million as of June 30, 2026.
(2)Amounts include interest payments calculated at an average rate of 6.24% of outstanding borrowings under the SPV Credit Facility, which were $113.0 million as of June 30, 2026.
(3)Includes only fixed interest on pooled debt.

RECENT DEVELOPMENTS

On July 28, 2026, the Compensation Committee and the Board of Directors determined to temporarily decrease the total number of shares reserved for issuance under the 2021 Employee Plan from 3,050,000 to 65,000; provided that, the Compensation Committee and the Board of Directors will approve an increase in the total number of shares reserved for issuance thereunder from 65,000 to 3,050,000, the amount previously approved by the Company’s shareholders, if and when the Company’s shareholders approve an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 75,000,000 to 135,000,000.

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

The Federal Reserve held interest rates steady in the first and second quarters of 2026, following three consecutive rate reductions in the third and fourth quarter of 2025. In considering the extent and timing of any additional future adjustments, the Federal Reserve stated that it will carefully assess income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2026, we were not a party to any hedging arrangements.

As of June 30, 2026, approximately 95.6% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Adjusted Term SOFR rate plus 2.15%. We pay unused commitment fees of 0.50% to 1.00% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV (i) paid unused commitment fees of 0.10% through April 20, 2024 and (ii) pays unused commitment fees of 0.35% thereafter, on the unused lender commitments under the SPV Credit Facility. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments or borrowings as of June 30, 2026.

Basis Point Change	Increase (decrease) in net investment income (in thousands)	Increase (decrease) net investment income per share
(75 bps)	$(11,563)	$(0.18)
(50 bps)	(7,709)	(0.12)
(25 bps)	(3,854)	(0.06)
25 bps	3,854	0.06
50 bps	7,709	0.12
75 bps	11,563	0.18

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of June 30, 2026.

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. Other than the risk factor set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 that we filed with the SEC on May 19, 2026.

Additional Risks Associated with the 2029 Convertible Notes

While we currently are not subject to any pending or threatened litigation or proceedings under the Supplemental Indenture relating to the assertion made by certain holders of our 2029 Convertible Notes (as described under Item 5. Other Information), we may in the future become subject to litigation or proceedings instituted by such noteholders or by us. Even if lawsuits or proceedings against us are without merit, defending against these claims can result in substantial costs and divert management’s time and resources from the Company’s business. We also may be required to incur significant legal fees and other expenses related to any litigation or proceedings. The Company can neither predict the outcome of these potential lawsuits or proceedings, if any, nor can the Company predict the amount of time and expenses that will be required to resolve any such matters. An unfavorable resolution of any such litigation or proceeding that results in the adjustment of the 2029 Convertible Notes in the manner that certain noteholders are asserting would have a material adverse effect on the Company’s net asset value and net investment income and would be dilutive to the ownership interest of our existing shareholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended June 30, 2026, the Company did not repurchase any shares under the share repurchase program.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)     Item 7.01 Regulation FD Disclosure.

Starting in July 2025, the Company began paying its regular, quarterly dividend in three equal installments of $0.1934 per share in July, August and September 2025. The Board has continued this practice each quarter since July of 2025. In each case, the Board declared a regular dividend of $0.58 per share for each quarter, but authorized the payment of such dividend to be made in three equal installments. Beginning in April 2026, certain purported holders of the 2029 Convertible Notes have reached out to the Company and asserted that the Company has failed to make required conversion rate adjustments under Section 14.04(d) of the sixth supplemental indenture relating to the 2029 Convertible Notes (the “Supplemental Indenture”). The Company received a letter from counsel for one purported noteholder and from counsel for a purported majority of noteholders on June 4, 2026, and July 10, 2026, respectively, raising a similar assertion. The purported noteholders claim that when the Company began paying its quarterly dividend in three equal installments, it was no longer paying “a regular, quarterly cash dividend that does not exceed $0.58 per share” and the Company was required to adjust the conversion rate with respect to each payment.

The Company believes such claims are wrong as a matter of contract language, wrong as a matter of commercial logic and an attempt to extract excess value not due to noteholders under the Supplemental Indenture. To protect the holders of the 2029 Convertible Notes from the dilutive effect of dividends, Section 14.04(d) of the Supplemental Indenture includes specific protection against the dilutive effect of the Company’s dividends in excess of a regular, quarterly cash dividend that does not exceed $0.58 per share. The Company believes that under the Supplemental Indenture, to the extent that the Company’s three monthly dividend installments of $0.1934 per share are, in aggregate, not in excess of $0.58 per share, the Company is not required to adjust the conversion rate. Since the 2029 Convertible Notes were issued, the Company has paid its $0.58 per share quarterly dividend, and also has paid a supplemental dividend in an amount between $0.05 to $0.06 per share quarterly. The Company believes it has complied with Section 14.04(d), has adjusted the conversion rate to account for the supplemental dividend, and that splitting up the regular dividend payments in no way alters the protection against dilution built into the terms of the Supplemental Indenture. The Company believes noteholders’ interpretation of Section 14.04(d), if adopted would result in noteholders possessing more shares on conversion despite the Company’s otherwise identical performance. See “Additional Risks Associated with the 2029 Convertible Notes” under Item 1A. Risk Factors for more information.

The information disclosed herein shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall be deemed incorporated by reference into the Company’s filings made under the Securities Act of 1933, as amended.

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

4.3
Sixth Supplemental Indenture, dated November 8, 2024, relating to the 5.125% Convertible Notes due 2029, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest for U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 8, 2024).

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
10.1
Form of Sixth Amendment, dated May 19, 2026, to Third Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Jefferies LLC and Raymond James & Associates, Inc., respectively (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 19, 2026).

10.2
Form of Sixth Amendment, dated May 19, 2026, to Amended and Restated Equity Distribution Agreement, dated May 26, 2021, between Capital Southwest Corporation and each of Citizens JMP Securities, LLC and B. Riley Securities, Inc., respectively (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 19, 2026).

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

CAPITAL SOUTHWEST CORPORATION

August 3, 2026	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
President and Chief Executive Officer

August 3, 2026	By:	/s/ Chris T. Rehberger
Date		Chris T. Rehberger
Chief Financial Officer, Treasurer and Secretary