Form 10-Q
period 2026-09-30
CAPITAL SOUTHWEST CORP
filed 2026-11-02
CIK 17313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

66,495,019 shares of Common Stock, $0.25 value per share, as of October 29, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except shares and per share data)

	September 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Investments at fair value:
Non-control/Non-affiliate investments (Cost: $1,961,915 and $1,689,152, respectively)	$1,951,314	$1,682,425
Affiliate investments (Cost: $371,122 and $338,124, respectively)	359,192	340,760
Control investments (Cost: $126,051 and $92,208, respectively)	99,623	74,261
Total investments (Cost: $2,459,088 and $2,119,485, respectively)	2,410,129	2,097,446
Cash and cash equivalents	47,977	29,045
Restricted cash	4,480	400
Receivables:
Dividends and interest	38,749	31,678
Escrow	613	612
Other	5,818	2,190
Income tax receivable	279	717
Debt issuance costs (net of accumulated amortization of $15,637 and $13,172, respectively)	8,723	6,870
Other assets	7,974	8,560
Total assets	$2,524,742	$2,177,518
Liabilities
SBA Debentures (net of $7,336 and $5,333, respectively, of unamortized debt issuance costs)	$281,664	$217,667
2029 Convertible Notes (net of $4,674 and $5,413, respectively, of unamortized debt issuance costs)	225,326	224,587
September 2030 Notes (net of $5,355 and $6,029, respectively, of unamortized debt issuance costs)	344,645	343,971
September 2031 Notes (net of $7,883 and $0, respectively, of unamortized debt issuance costs)	337,866	—
Credit Facilities	195,000	345,000
Other liabilities	19,743	21,629
Accrued restoration plan liability	519	529
Income tax payable	1,757	636
Deferred tax liability	11,792	12,507
Total liabilities	1,418,312	1,166,526

Commitments and contingencies (Note 12)

Net Assets
Common stock, $0.25 par value: authorized, 135,000,000 shares at September 30, 2026 and 75,000,000 shares at March 31, 2026; issued, 66,491,300 shares at September 30, 2026 and 60,577,181 shares at March 31, 2026	16,623	15,144
Additional paid-in capital	1,203,681	1,074,854
Total distributable (loss) earnings	(113,874)	(79,006)
Total net assets	1,106,430	1,010,992
Total liabilities and net assets	$2,524,742	$2,177,518
Net asset value per share (66,491,300 shares outstanding at September 30, 2026 and 60,577,181 shares outstanding at March 31, 2026)	$16.64	$16.69

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment income:
Interest income:
Non-control/Non-affiliate investments	$47,216	$40,746	$89,613	$81,984
Affiliate investments	7,445	6,831	14,640	12,087
Control investments	443	681	1,317	1,302
Payment-in-kind interest income:
Non-control/Non-affiliate investments	3,395	1,673	7,352	3,749
Affiliate investments	1,051	912	1,924	1,865
Control investments	535	209	617	440
Dividend income:
Non-control/Non-affiliate investments	608	52	775	1,660
Affiliate investments	345	2,690	1,556	4,735
Control investments	1,039	—	1,297	24
Fee income:
Non-control/Non-affiliate investments	3,883	1,740	7,191	3,136
Affiliate investments	473	770	870	959
Control investments	29	23	56	46
Other income	696	618	998	905
Total investment income	67,158	56,945	128,206	112,892
Operating expenses:
Compensation	3,240	2,631	5,939	6,587
Share-based compensation	1,937	1,270	3,385	2,413
Interest	20,981	16,020	39,480	31,284
Professional fees	1,963	1,341	3,427	2,551
General and administrative	1,871	1,666	3,841	3,323
Total operating expenses	29,992	22,928	56,072	46,158
Income before taxes	37,166	34,017	72,134	66,734
Federal income, excise and other taxes	678	1,149	1,121	2,248
Deferred taxes	196	884	(958)	613
Total income tax provision	874	2,033	163	2,861
Net investment income	$36,292	$31,984	$71,971	$63,873
Realized gain (loss)
Non-control/Non-affiliate investments	$3,734	$3,485	$4,067	$21,331
Affiliate investments	3	(7,652)	71	(3,565)
Income tax provision	(588)	(759)	(1,547)	(6,988)
Total net realized gain (loss) on investments, net of tax	3,149	(4,926)	2,591	10,778
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(7,891)	(12,146)	(3,873)	(34,208)
Affiliate investments	(3,120)	10,757	(14,566)	11,815
Control investments	(5,650)	1,010	(8,481)	(2,166)
Income tax benefit (provision)	66	(1,058)	(65)	2,530
Total net unrealized (depreciation) appreciation on investments, net of tax	(16,595)	(1,437)	(26,985)	(22,029)
Net realized and unrealized (losses) gains on investments	(13,446)	(6,363)	(24,394)	(11,251)
Realized loss on extinguishment of debt	(1,410)	—	(1,410)	—
Realized loss on disposal of fixed assets	—	(2)	—	(2)
Net increase in net assets from operations	$21,436	$25,619	$46,167	$52,620

Pre-tax net investment income per share - basic	$0.58	$0.61	$1.14	$1.21
Net investment income per share – basic	$0.56	$0.57	$1.14	$1.16
Net increase in net assets from operations – basic	$0.33	$0.46	$0.73	$0.95
Net increase in net assets from operations - diluted	$0.33	$0.44	$0.73	$0.92
Weighted average common shares outstanding – basic	63,648,525	55,544,095	62,401,982	54,536,084
Weighted average common shares outstanding – diluted	73,036,538	64,830,413	71,777,799	63,809,345

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands, except shares)

0	Common Stock		Treasury Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Asset Value
0	Number of Shares	Par Value	Number of Shares	Par Value
Balances at March 31, 2025	52,912,796	$13,228	—	$—	$959,123	$(88,718)	$883,633
Issuance of common stock	2,034,917	509	—	—	40,663	—	41,172
Share-based compensation	—	—	—	—	1,143	—	1,143
Issuance of common stock under restricted stock plan, net of forfeitures	332,250	83	—	—	(83)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(52,593)	(13)	—	—	(1,107)	—	(1,120)
Dividends to shareholders	—	—	—	—	—	(35,344)	(35,344)
Change in restoration plan liability	—	—	—	—	(11)	—	(11)
Net investment income	—	—	—	—	—	31,889	31,889
Net realized gain on investments, net of tax	—	—	—	—	—	15,704	15,704
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(20,592)	(20,592)
Balances at June 30, 2025	55,227,370	$13,807	—	$—	$999,728	$(97,061)	$916,474
Issuance of common stock	1,766,975	442	—	—	39,251	—	39,693
Share-based compensation	—	—	—	—	1,270	—	1,270
Issuance of common stock under restricted stock plan, net of forfeitures	(27,347)	(7)	—	—	7	—	—
Dividends to shareholders	—	—	—	—	—	(36,040)	(36,040)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	31,984	31,984
Net realized loss on investments, net of tax, and disposal of fixed assets	—	—	—	—	—	(4,928)	(4,928)
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(1,437)	(1,437)
Balances at September 30, 2025	56,966,998	$14,242	—	$—	$1,040,244	$(107,482)	$947,004

Balances at March 31, 2026	60,577,181	$15,144	—	$—	$1,074,854	$(79,006)	$1,010,992
Issuance of common stock	2,708,438	677	—	—	61,957	—	62,634
Share-based compensation	—	—	—	—	1,448	—	1,448
Issuance of common stock under restricted stock plan, net of forfeitures	520,750	130	—	—	(130)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(72,502)	(18)	—	—	(1,679)	—	(1,697)
Dividends to shareholders	—	—	—	—	—	(39,641)	(39,641)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	35,680	35,680
Net realized loss on investments, net of tax	—	—	—	—	—	(558)	(558)
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(10,390)	(10,390)
Balances at June 30, 2026	63,733,867	$15,933	—	$—	$1,136,438	$(93,915)	$1,058,456
Issuance of common stock	2,732,562	683	—	—	65,327	—	66,010
Share-based compensation	—	—	—	—	1,937	—	1,937
Issuance of common stock under restricted stock plan, net of forfeitures	24,945	7	—	—	(7)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(74)	—	—	—	(2)	—	(2)
Dividends to shareholders	—	—	—	—	—	(41,395)	(41,395)
Change in restoration plan liability	—	—	—	—	(12)	—	(12)
Net investment income	—	—	—	—	—	36,292	36,292
Net realized gain on investments, net of tax	—	—	—	—	—	3,149	3,149
Net unrealized depreciation on investments, net of tax	—	—	—	—	—	(16,595)	(16,595)
Realized loss on extinguishment of debt	—	$—	—	$—	$—	$(1,410)	$(1,410)
Balances at September 30, 2026	66,491,300	$16,623	—	$—	$1,203,681	$(113,874)	$1,106,430

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net increase in net assets from operations	$46,167	$52,620
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchases and originations of investments	(559,296)	(237,711)
Proceeds from sales and repayments of debt investments in portfolio companies	233,271	114,745
Proceeds from sales and return of capital of equity investments in portfolio companies	5,123	30,918
Payment of accreted original issue discounts	1,204	1,211
Payment of accrued payment-in-kind interest	104	510
Depreciation and amortization	3,631	3,436
Net pension benefit	(34)	(33)
Realized gain on investments before income tax	(3,988)	(17,846)
Realized loss on extinguishment of debt	1,410	—
Realized loss on disposal of fixed assets	—	2
Net unrealized depreciation on investments before income tax	26,920	24,559
Accretion of discounts on investments	(5,328)	(4,765)
Payment-in-kind interest	(10,733)	(6,115)
Share-based compensation expense	3,385	2,413
Deferred income taxes	(715)	(1,918)
Changes in other assets and liabilities:
Increase in dividend and interest receivable	(7,071)	(2,634)
Decrease in escrow receivables	37	59
Decrease in tax receivable	440	47
(Increase) decrease in other receivables	(3,626)	1,123
Decrease in other assets	323	604
Increase in taxes payable	1,121	309
Decrease in other liabilities	(6,276)	(2,265)
Net cash used in operating activities	(273,931)	(40,731)
Cash flows from investing activities
Acquisition of fixed assets	(3)	(222)
Net cash used in investing activities	(3)	(222)
Cash flows from financing activities
Proceeds from common stock offering	128,663	80,896
Borrowings under Credit Facilities	586,000	199,000
Repayments of Credit Facilities	(736,000)	(465,000)
Debt issuance costs paid	(5,932)	(1,440)
Proceeds from issuance of SBA Debentures	80,003	—
Repayments of SBA Debentures	(16,000)	—
Proceeds from issuance of September 2030 Notes	—	344,208
Proceeds from issuance of September 2031 Notes	342,948	—
Dividends to shareholders	(81,036)	(71,383)
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,700)	(1,120)
Net cash provided by financing activities	296,946	85,161
Net increase in cash, cash equivalents and restricted cash	23,012	44,208
Cash, cash equivalents and restricted cash at beginning of period	29,445	44,871
Cash, cash equivalents and restricted cash at end of period	$52,457	$89,079
Supplemental cash flow disclosures:
Cash paid for income taxes	$2,962	$8,952
Cash paid for interest	35,850	29,678

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Six Months Ended September 30,
	2026	2025
Cash and cash equivalents	$47,977	$87,429
Restricted cash	4,480	1,650
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$52,457	$89,079

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK

Aerospace & Defense
PACIFIC DEFENSE, LLC	Revolving Loan	10.02%	SOFR (Q)	6.25%	2.00%		7/1/2026	7/1/2031	$13,500	$13,358	$13,358	(10)(20)
	First Lien	9.98%	SOFR (Q)	6.25%	2.00%		7/1/2026	7/1/2031	15,000	14,856	14,856
										28,214	28,214
Subtotal: Aerospace & Defense										28,214	28,214		2.55%
Building & Infrastructure Products
BRANDNER DESIGN, LLC	Revolving Loan	15.73%	SOFR (Q)	12.00%	2.00%	15.73%	4/15/2024	4/13/2029	140	130	88	(7)(10)(16)
	Revolving Loan	18.00%	Fixed				4/15/2024	4/13/2029	381	381	257	(7)(16)
	First Lien	15.73%	SOFR (Q)	12.00%	2.00%	15.73%	4/15/2024	4/13/2029	9,138	9,035	4,414	(7)(16)
	First Lien	8.00%	Fixed			8.00%	11/28/2025	4/13/2029	136	136	—	(7)(16)
										9,682	4,759
Subtotal: Building & Infrastructure Products										9,682	4,759		0.43%
Business Services
DYNAMIC COMMUNITIES, LLC	First Lien - Term Loan A	12.00%	SOFR (M)	8.00%	2.00%	12.00%	12/20/2022	12/31/2026	5,703	5,695	5,418	(6)
	First Lien - Term Loan B	13.00%	SOFR (M)	9.00%	2.00%		12/20/2022	12/31/2026	5,072	5,050	4,819	(6)
										10,745	10,237
GAINS INTERMEDIATE, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/15/2022	12/15/2027	—	(12)	—	(10)
	First Lien - Term Loan A	10.99%	SOFR (Q)	7.00%	2.00%		12/15/2022	12/15/2027	8,208	8,158	8,208
	First Lien - Term Loan B	8.99%	SOFR (Q)	5.00%	2.00%		12/15/2022	12/15/2027	7,413	7,330	3,121	(16)
										15,476	11,329
IVUEIT, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	(7)	—	(6)(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		2/3/2025	2/1/2030	10,000	9,928	10,000	(6)
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		2/3/2025	2/1/2030	—	—	—	(6)(10)
										9,921	10,000
SPOTLIGHT AR, LLC	Revolving Loan		SOFR	6.75%	1.00%		12/8/2021	12/8/2026	—	(1)	—	(10)
	First Lien	10.63%	SOFR (Q)	6.75%	1.00%		12/8/2021	12/8/2026	4,200	4,196	4,200
										4,195	4,200
US COURTSCRIPT HOLDINGS, INC.	First Lien	9.99%	SOFR (Q)	6.00%	1.00%		5/17/2022	5/17/2027	13,400	13,284	13,400

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
VIVO BUYER, LLC	Revolving Loan		SOFR	6.00%	1.00%		9/8/2026	9/8/2032	—	(35)	—	(10)
	First Lien	9.84%	SOFR (Q)	6.00%	1.00%		9/8/2026	9/8/2032	8,300	8,228	8,228
	Delayed Draw Term Loan		SOFR	6.00%	1.00%		9/8/2026	9/8/2032	—	—	—	(10)
										8,193	8,228
WINTER SERVICES OPERATIONS, LLC	Revolving Loan	11.66%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	1,778	1,691	1,778	(10)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	1.00%		1/16/2024	11/19/2027	14,479	14,368	14,479
	First Lien - Term Loan B	12.49%	SOFR (Q)	8.50%	1.00%		1/16/2024	11/19/2027	14,479	14,373	14,479
	Delayed Draw Term Loan	11.49%	SOFR (Q)	7.50%	1.00%		11/19/2021	11/19/2027	3,748	3,696	3,748
										34,128	34,484
Subtotal: Business Services										95,942	91,878		8.30%
Commercial Services & Supplies
MYNTS HOLDINGS, LLC	Revolving Loan	9.48%	SOFR (Q)	5.75%	1.50%		5/5/2026	5/5/2031	1,800	1,766	1,764	(10)
	First Lien - Term Loan B	10.23%	SOFR (Q)	6.50%	1.50%		5/5/2026	5/5/2031	14,500	14,398	14,399	(8)
	First Lien - Term Loan C	10.23%	SOFR (Q)	6.50%	1.50%		5/5/2026	5/5/2031	14,500	14,398	14,398	(8)
										30,562	30,561
VP MOVE PURCHASER, INC.	Revolving Loan		SOFR	5.75%	2.00%		2/3/2025	2/4/2030	—	(21)	—	(10)
	First Lien - Term Loan A	8.48%	SOFR (Q)	4.75%	2.00%		2/3/2025	2/4/2030	5,750	5,719	5,710
	First Lien - Term Loan B	10.48%	SOFR (Q)	6.75%	2.00%		2/3/2025	2/4/2030	14,250	14,172	14,150
										19,870	19,860
WHITE PLAINS LINEN LLC	Revolving Loan		SOFR	7.75%	2.00%		8/1/2025	2/1/2030	—	(22)	—	(6)(10)
	First Lien - Term Loan A	10.48%	SOFR (Q)	6.75%	2.00%		8/1/2025	2/1/2030	12,200	12,104	12,102	(6)
	First Lien - Term Loan B	12.48%	SOFR (Q)	8.75%	2.00%		8/1/2025	2/1/2030	12,200	12,103	12,102	(6)
										24,185	24,204
Subtotal: Commercial Services & Supplies										74,617	74,625		6.74%
Consumer Products
ALLIANCE SPORTS GROUP	Unsecured Convertible Note	6.00%	Fixed			6.00%	7/15/2020	12/31/2026	173	173	173
BELLE BRANDS, LLC	First Lien - Term Loan A	10.34%	SOFR (Q)	6.50%	2.00%		9/4/2026	9/4/2031	14,000	13,862	13,862	(15)
	First Lien - Term Loan B	12.34%	SOFR (Q)	8.50%	2.00%		9/4/2026	9/4/2031	14,000	13,862	13,862	(15)
										27,724	27,724

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CLUTCH, INC.	Revolving Loan		SOFR	5.25%	2.00%		11/13/2025	11/13/2030	—	(41)	—	(10)
	First Lien - Term Loan B	9.89%	SOFR (Q)	6.16%	2.00%		11/13/2025	11/13/2030	21,250	21,058	21,250	(8)
	First Lien - Term Loan C	9.89%	SOFR (Q)	6.16%	2.00%		11/13/2025	11/13/2030	21,250	21,058	21,250	(8)
										42,075	42,500
GRAVITIQ LLC	Revolving Loan	10.73%	SOFR (Q)	7.00%	2.00%		1/17/2025	1/16/2030	6,500	6,419	6,500	(6)(10)(20)
	First Lien - Term Loan A	9.73%	SOFR (Q)	6.00%	2.00%		1/17/2025	1/16/2030	10,538	10,050	10,538	(6)
	First Lien - Term Loan B	11.73%	SOFR (Q)	8.00%	2.00%		1/17/2025	1/16/2030	10,538	10,042	10,538	(6)
										26,511	27,576
HEAT TRAK, LLC	Revolving Loan	13.88%	SOFR (Q)	10.00%	2.00%		4/6/2026	6/9/2028	4,000	3,938	3,944
	First Lien - Term Loan A	13.88%	SOFR (Q)	10.00%	2.00%		6/12/2023	6/9/2028	11,500	10,985	11,339
	First Lien - Term Loan F	13.88%	SOFR (Q)	10.00%	2.00%		4/6/2026	12/31/2026	1,500	1,500	1,500
	First Lien - Term Loan G	13.89%	SOFR (Q)	10.00%	2.00%		6/29/2026	12/31/2026	1,000	1,000	1,000
										17,423	17,783
HYBRID PROMOTIONS, LLC	Second Lien	11.98%	SOFR (Q)	8.25%	1.00%		6/30/2021	1/3/2028	15,999	15,922	15,999	(15)
LASH OPCO, LLC	Revolving Loan		SOFR	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	—	(4)	—	(10)
	First Lien	10.92%	SOFR (Q)	7.00%	1.00%	2.00%	12/29/2021	9/17/2027	18,543	18,420	17,245	(20)
										18,416	17,245
REVO BRANDS, INC.	Revolving Loan		SOFR	7.00%	1.50%		2/21/2024	2/21/2029	—	(80)	—	(10)
	First Lien - Term Loan A	9.73%	SOFR (Q)	6.00%	1.50%		2/21/2024	2/21/2029	9,973	9,860	9,973
	First Lien - Term Loan B	10.73%	SOFR (Q)	7.00%	1.50%		2/21/2024	2/21/2029	9,973	9,859	9,973
	First Lien - Term Loan C	11.73%	SOFR (Q)	8.00%	1.50%		2/21/2024	2/21/2029	9,973	9,858	9,973
										29,497	29,919
TRU FRAGRANCE & BEAUTY LLC	Revolving Loan	9.73%	SOFR (Q)	6.00%	1.50%		3/22/2024	3/21/2029	5,000	4,945	5,000	(10)(20)
	First Lien - Term Loan A	8.73%	SOFR (Q)	5.00%	1.50%		3/22/2024	3/21/2029	6,383	6,310	6,383
	First Lien - Term Loan B	10.73%	SOFR (Q)	7.00%	1.50%		3/22/2024	3/21/2029	14,870	14,697	14,870
	First Lien	9.73%	SOFR (Q)	6.00%	1.50%		1/2/2025	3/21/2029	6,000	5,962	6,000
										31,914	32,253
Subtotal: Consumer Products										209,655	211,172		19.09%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Consumer Services
AIR CONDITIONING SPECIALIST INC.	Revolving Loan	9.42%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	1,389	1,380	1,389	(10)(20)
	First Lien	9.22%	SOFR (Q)	5.50%	1.00%		11/9/2021	11/19/2029	22,224	22,027	22,224	(20)
	Delayed Draw Term Loan	9.36%	SOFR (Q)	5.50%	1.00%		11/19/2024	11/19/2029	6,082	6,082	6,082	(20)
										29,489	29,695
AMERICAN PET RESORT, LLC	Revolving Loan	9.81%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,250	1,195	1,187	(10)(20)
	First Lien - Term Loan B	11.86%	SOFR (Q)	7.79%	2.00%		12/17/2025	12/17/2030	14,000	13,889	14,028	(8)
	Delayed Draw Term Loan	9.81%	SOFR (Q)	6.00%	2.00%		12/17/2025	12/17/2030	1,900	1,869	1,805	(10)(20)
										16,953	17,020
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	Revolving Loan	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	1,222	1,196	978
	First Lien - Term Loan A	10.00%	Fixed			10.00%	8/27/2021	8/31/2029	14,791	14,675	11,833
	First Lien - Term Loan B	10.00%	Fixed			10.00%	4/12/2023	8/31/2029	14,937	14,810	10,411	(16)
										30,681	23,222
BETTER THAN HOME, INC.	Revolving Loan		SOFR	5.50%	1.00%		8/8/2025	8/8/2031	—	(18)	—	(10)
	First Lien	9.23%	SOFR (Q)	5.50%	1.00%		8/8/2025	8/8/2031	32,000	31,677	31,776	(20)
	Delayed Draw Term Loan	9.36%	SOFR (Q)	5.50%	1.00%		8/13/2026	8/8/2031	7,700	7,614	7,646	(10)(20)
										39,273	39,422
CAMPANY ROOF MAINTENANCE, LLC	First Lien	12.00%	SOFR (M)	8.00%	1.50%	1.50%	7/26/2024	11/27/2028	13,263	13,051	9,801
CLEARWATER GROUP, LLC	Revolving Loan		SOFR	6.00%	2.00%		2/27/2026	2/27/2031	—	(12)	—	(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	8,000	7,937	7,936
	Delayed Draw Term Loan	9.80%	SOFR (Q)	6.00%	2.00%		2/27/2026	2/27/2031	3,315	3,288	3,288	(10)(20)
										11,213	11,224
KINDRED PET SERVICE, LLC	Revolving Loan	10.23%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	500	488	495	(6)(10)
	First Lien	10.23%	SOFR (Q)	6.50%	2.00%		11/15/2024	11/15/2029	12,650	12,556	12,523	(6)(20)
										13,044	13,018
LIFT BRANDS, INC.	Tranche A Term Loan	11.50%	SOFR (M)	7.50%	1.00%		2/1/2024	9/30/2026	2,228	2,228	2,228	(23)
	Tranche B Term Loan	9.50%	Fixed				2/1/2024	9/30/2026	793	793	793	(23)
	Tranche C Loan	—%					2/1/2024	9/30/2026	549	549	549	(23)
										3,570	3,570

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
MAIN LINE BRANDS LLC	Revolving Loan		SOFR	6.00%	2.00%		5/15/2025	5/15/2030	—	(15)	—	(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		5/15/2025	5/15/2030	9,346	9,274	9,271
										9,259	9,271
POOL SERVICE PARTNERS, INC.	Revolving Loan	10.73%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	1,100	1,086	1,082	(6)(10)(20)
	First Lien	10.73%	SOFR (Q)	7.00%	2.00%		12/20/2023	12/20/2028	11,850	11,682	11,649	(6)
										12,768	12,731
RENEW FITNESS OPERATIONS, LLC	Revolving Loan		SOFR	6.25%	1.50%		5/29/2026	5/28/2032	—	(41)	—	(10)
	First Lien	9.98%	SOFR (Q)	6.25%	1.50%		5/29/2026	5/28/2032	13,500	13,387	13,379
										13,346	13,379
SUNLINE GROUP LLC	Revolving Loan	10.73%	SOFR (Q)	6.75%	2.00%		6/17/2026	6/17/2031	1,000	993	993	(6)
	First Lien	10.48%	SOFR (Q)	6.75%	2.00%		6/17/2026	6/17/2031	2,500	2,482	2,483	(6)
	Delayed Draw Term Loan		SOFR	6.75%	2.00%		6/17/2026	6/17/2031	—	(62)	—	(6)(10)
										3,413	3,476
TMT BHC BUYER, INC.	Revolving Loan		SOFR	6.00%	1.50%		3/7/2024	3/7/2029	—	(97)	—	(10)
	First Lien	9.73%	SOFR (Q)	6.00%	1.50%		3/7/2024	3/7/2029	12,500	12,351	12,500
										12,254	12,500
WASH & WAX SYSTEMS LLC	Revolving Loan	9.40%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	366	361	329	(10)(20)
	First Lien	9.34%	SOFR (Q)	5.50%	1.00%		4/30/2025	4/30/2028	7,122	7,047	6,410
	First Lien	12.00%	Fixed			12.00%	4/30/2025	7/30/2028	5,049	5,049	3,433	(16)
										12,457	10,172
WEST TERMITE & PEST MANAGEMENT, LLC	Revolving Loan		SOFR	6.25%	2.00%		7/10/2026	7/10/2031	—	(29)	—	(10)
	First Lien	10.00%	SOFR (Q)	6.25%	2.00%		7/10/2026	7/10/2031	14,000	13,865	13,865
										13,836	13,865
Subtotal: Consumer Services										234,607	222,366		20.10%
Distribution
KMS, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/23/2025	9/29/2028	—	(62)	—	(7)(10)(15)
	First Lien	12.50%	Fixed				2/10/2025	9/29/2028	4,008	3,956	4,008	(7)(15)
										3,894	4,008
YUMI DSD MIDCO, LLC	Revolving Loan		SOFR	5.75%	1.50%		8/25/2026	8/25/2031	—	(47)	—	(10)
	First Lien - Term Loan B	10.24%	SOFR (Q)	6.50%	1.50%		8/25/2026	8/25/2031	11,250	11,167	11,167	(8)
	First Lien - Term Loan C	10.24%	SOFR (Q)	6.50%	1.50%		8/25/2026	8/25/2031	11,250	11,167	11,167	(8)
	Delayed Draw Term Loan		SOFR	5.75%	1.50%		8/25/2026	8/25/2031	—	—	—	(10)
										22,287	22,334
Subtotal: Distribution										26,181	26,342		2.38%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Education
MUSIKER DISCOVERY PROGRAMS, INC.	Revolving Loan	10.23%	SOFR (Q)	6.50%	2.00%		10/29/2024	10/29/2029	5,000	4,969	5,000
	First Lien - Term Loan A	9.23%	SOFR (Q)	5.50%	2.00%		10/29/2024	10/29/2029	11,500	11,422	11,500
	First Lien - Term Loan B	11.23%	SOFR (Q)	7.50%	2.00%		10/29/2024	10/29/2029	11,500	11,420	11,500
										27,811	28,000
STUDENT RESOURCE CENTER LLC	First Lien	8.50%	Fixed			8.50%	12/31/2022	12/30/2027	9,644	9,503	849	(6)(16)
Subtotal: Education										37,314	28,849		2.61%
Energy Services
ACE GATHERING, INC.	First Lien	10.49%	SOFR (Q)	6.50%	2.00%		12/13/2018	12/14/2026	2,722	2,719	2,722	(15)
PIPELINE TECHNIQUE LTD.	Revolving Loan		SOFR	6.75%	1.00%		8/23/2022	6/29/2029	—	(27)	—	(9)(10)(22)
	First Lien	11.09%	SOFR (Q)	6.75%	1.00%		8/23/2022	6/29/2029	8,225	8,132	8,225	(9)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		12/30/2025	6/29/2029	—	(78)	—	(9)(10)(22)
										8,027	8,225
WELL-FOAM, INC.	Revolving Loan	12.38%	SOFR (Q)	8.50%	1.00%		9/9/2021	9/9/2027	1,000	986	1,000	(10)
	First Lien	12.38%	SOFR (Q)	8.50%	1.00%		9/9/2021	9/9/2027	10,491	10,467	10,491
										11,453	11,491
Subtotal: Energy Services										22,199	22,438		2.03%
Environmental Services
ARBORWORKS, LLC	Revolving Loan	15.00%	Fixed			15.00%	11/6/2023	11/6/2028	2,299	2,299	2,299	(6)(10)
	First Lien	10.50%	SOFR (M)	6.50%	1.00%	10.50%	11/6/2023	11/6/2028	4,143	4,143	4,143	(6)
										6,442	6,442
ISLAND PUMP AND TANK, LLC	Revolving Loan	10.99%	SOFR (Q)	7.00%	2.00%	6.45%	3/2/2023	5/17/2029	3,672	3,643	3,672
	First Lien - Term Loan A	10.99%	SOFR (Q)	7.00%	2.00%	6.45%	2/23/2024	5/17/2029	12,864	12,755	12,864
	First Lien - Term Loan B	10.99%	SOFR (Q)	7.00%	2.00%	6.45%	2/23/2024	5/17/2029	12,895	12,786	12,328
	First Lien - Term Loan C	10.99%	SOFR (Q)	7.00%	2.00%	6.45%	2/23/2024	5/17/2029	12,926	12,808	6,502
										41,992	35,366
QUANDARY CONSULTANTS, LLC	Revolving Loan		SOFR	6.25%	2.00%		9/25/2026	9/25/2031	—	(7)	—	(10)
	First Lien	10.30%	SOFR (Q)	6.25%	2.00%		9/25/2026	9/25/2031	10,000	9,925	9,925
										9,918	9,925
Subtotal: Environmental Services										58,352	51,733		4.68%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Financial Services
INDINERO GROUP, INC.	Revolving Loan	13.50%	Fixed				11/12/2025	11/12/2030	452	444	447	(10)
	First Lien	13.50%	Fixed				11/12/2025	11/12/2030	9,562	9,473	9,457
										9,917	9,904
INSURE HOMES CORPORATION	Tranche B Term Loan	11.18%	SOFR (M)	7.50%	2.00%		8/6/2024	8/6/2029	23,000	22,770	23,000
JACKSON HEWITT TAX SERVICE INC.	First Lien	12.23%	SOFR (Q)	8.50%	2.50%		9/14/2023	9/14/2028	10,000	9,928	10,000
NATIONAL CREDIT CARE, LLC	First Lien - Term Loan A	4.50%	Fixed				12/23/2021	2/25/2030	11,000	10,856	9,922	(7)
	First Lien - Term Loan B	4.50%	Fixed				12/23/2021	2/25/2030	11,000	10,855	8,272	(7)
										21,711	18,194
TITAN INVESTORS LLC	Revolving Loan		SOFR	6.00%	2.00%		8/14/2026	8/14/2031	—	(15)	—	(10)
	First Lien - Term Loan A	8.76%	SOFR (Q)	5.00%	2.00%		8/14/2026	8/14/2031	12,250	12,160	12,160
	First Lien - Term Loan B	10.76%	SOFR (Q)	7.00%	2.00%		8/14/2026	8/14/2031	12,250	12,160	12,160
										24,305	24,320
WORLD WIDE LAND TRANSFER, LLC	Revolving Loan		SOFR	6.50%	2.00%		7/15/2026	7/15/2031	—	(19)	—	(10)
	First Lien - Term Loan A	9.25%	SOFR (Q)	5.50%	2.00%		7/15/2026	7/15/2031	10,500	10,399	10,399
	First Lien - Term Loan B	11.25%	SOFR (Q)	7.50%	2.00%		7/15/2026	7/15/2031	10,500	10,398	10,398
										20,778	20,797
Subtotal: Financial Services										109,409	106,215		9.60%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	First Lien - Term Loan A	12.38%	SOFR (Q)	8.50%	1.00%	12.38%	3/28/2025	3/28/2028	6,859	6,859	6,756	(6)
	First Lien - Term Loan B	12.38%	SOFR (Q)	8.50%	1.00%	12.38%	3/28/2025	3/28/2028	6,651	6,652	4,749	(6)(16)
	First Lien - Term Loan C	12.38%	SOFR (Q)	8.50%	1.00%	12.38%	3/27/2026	3/28/2028	254	254	254	(6)
										13,765	11,759
CHALET DESSERTS, LLC	Revolving Loan		SOFR	7.00%	2.00%		3/13/2026	3/13/2031	—	(36)	—	(10)
	First Lien	10.73%	SOFR (Q)	7.00%	2.00%		3/13/2026	3/13/2031	12,750	12,633	12,750
										12,597	12,750

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	First Lien - Term Loan A	10.20%	SOFR (M)	6.50%	2.00%		6/21/2024	12/31/2026	14,197	14,174	14,155	(20)
	First Lien - Term Loan B	11.20%	SOFR (M)	7.50%	2.00%		6/21/2024	12/31/2026	14,197	14,169	14,155	(20)
	First Lien - Term Loan C	12.20%	SOFR (M)	8.50%	2.00%		6/21/2024	12/31/2026	14,197	14,169	14,155	(20)
										42,512	42,465
GULF PACIFIC ACQUISITION, LLC	Revolving Loan	11.00%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	353	345	339	(10)(20)
	First Lien	11.00%	SOFR (M)	7.00%	1.00%		9/30/2022	9/29/2028	3,807	3,766	3,654	(20)
										4,111	3,993
MAMMOTH BORROWCO, INC.	Revolving Loan	10.08%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	3,750	3,709	3,712	(20)
	First Lien - Term Loan A	9.01%	SOFR (Q)	5.25%	1.50%		11/30/2023	11/30/2028	9,935	9,810	9,836
	First Lien - Term Loan B	11.01%	SOFR (Q)	7.25%	1.50%		11/30/2023	11/30/2028	9,935	9,806	9,836
	Delayed Draw Term Loan	10.04%	SOFR (Q)	6.25%	1.50%		11/30/2023	11/30/2028	2,818	2,766	2,789	(20)
										26,091	26,173
MUENSTER MILLING COMPANY	Revolving Loan		SOFR	8.00%	1.00%		8/10/2021	2/10/2027	—	(7)	—
	First Lien	11.15%	SOFR (Q)	8.00%	1.00%		8/10/2021	2/10/2027	28,200	28,115	25,154	(20)
	Delayed Draw Term Loan	7.00%	Fixed			7.00%	10/2/2025	2/10/2027	1,754	1,754	1,565	(10)
										29,862	26,719
NEW SKINNY MIXES, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/21/2022	12/21/2029	—	(50)	—	(10)
	First Lien	10.43%	SOFR (Q)	6.50%	2.00%		12/21/2022	12/21/2029	12,562	12,468	12,562
										12,418	12,562
Subtotal: Food, Agriculture & Beverage										141,356	136,421		12.33%
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	Revolving Loan	10.73%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	1,000	985	1,000	(6)(10)
	First Lien	10.73%	SOFR (Q)	7.00%	1.00%		5/22/2020	5/22/2028	20,616	20,508	20,616	(6)
										21,493	21,616
SCRIP, INC.	First Lien	12.25%	SOFR (M)	8.00%	2.00%	12.25%	3/21/2019	3/19/2027	24,168	24,154	20,301
Subtotal: Healthcare Equipment & Supplies										45,647	41,917		3.79%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
Healthcare Products
DWS BUYER LLC	Revolving Loan	11.25%	P (Q)	4.25%	0.75%		7/29/2025	7/29/2031	129	114	129	(10)
	First Lien	9.00%	SOFR (Q)	5.25%	0.75%		7/29/2025	7/29/2031	6,503	6,420	6,503
	Delayed Draw Term Loan		SOFR	5.25%	0.75%		7/29/2025	7/29/2031	—	(13)	—	(10)
										6,521	6,632
LIGHTNING INTERMEDIATE II, LLC	Revolving Loan		SOFR	6.00%	1.00%		6/6/2022	6/5/2028	—	(11)	—	(10)
	First Lien	9.85%	SOFR (S)	6.00%	1.00%		6/6/2022	6/5/2028	16,644	16,553	16,295
										16,542	16,295
MICROBE FORMULAS LLC	Revolving Loan		SOFR	5.50%	1.00%		4/4/2022	4/3/2028	—	(8)	—	(10)
	First Lien	9.50%	SOFR (M)	5.50%	1.00%		4/4/2022	4/3/2028	5,772	5,737	5,772
										5,729	5,772
Subtotal: Healthcare Products										28,792	28,699		2.59%
Healthcare Services
AAC NEW HOLDCO INC.	First Lien	20.00%	Fixed			20.00%	12/11/2020	11/24/2032	241	241	241	(6)
	First Lien - Term Loan A	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,716	3,716	3,159	(6)
	First Lien - Term Loan B	20.00%	Fixed			20.00%	3/31/2025	11/24/2032	3,023	3,023	—	(6)(16)
	Delayed Draw Term Loan	20.00%	Fixed			20.00%	4/1/2025	11/24/2032	981	981	981	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	11/24/2025	11/24/2032	2,806	2,692	2,806	(6)
	Delayed Draw Term Loan	21.00%	Fixed			21.00%	9/16/2026	11/24/2032	262	226	262	(6)(10)
										10,879	7,449
ARKSTONE MEDICAL SOLUTIONS LLC	Revolving Loan		SOFR	7.00%	1.50%		3/31/2026	3/31/2031	—	(31)	—	(10)
	First Lien - Term Loan A	10.73%	SOFR (Q)	7.00%	1.50%	8.04%	3/31/2026	3/31/2031	15,000	14,862	13,500
	First Lien - Term Loan B	10.73%	SOFR (Q)	7.00%	1.50%		3/31/2026	3/31/2031	1,806	1,794	1,806
										16,625	15,306
CAVALIER BUYER, INC.	First Lien	9.67%	SOFR (Q)	5.75%	2.00%		2/10/2023	2/10/2028	15,433	15,349	15,432	(20)
CDC DENTAL MANAGEMENT CO., LLC	Revolving Loan		SOFR	7.50%	2.00%		10/31/2023	10/31/2028	—	(17)	—	(10)
	First Lien - Term Loan A	10.23%	SOFR (Q)	6.50%	2.00%		10/31/2023	10/31/2028	4,175	4,133	4,175
	First Lien - Term Loan B	12.23%	SOFR (Q)	8.50%	2.00%		10/31/2023	10/31/2028	4,175	4,133	4,175
										8,249	8,350

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
CITYVET INC.	First Lien	10.73%	SOFR (Q)	7.00%	2.00%		9/6/2023	9/6/2028	45,000	44,441	44,505
GOODVETS VETERINARY SERVICES LLC	Revolving Loan		SOFR	6.50%	0.75%		9/22/2026	9/22/2032	—	(20)	—	(10)
	First Lien	10.52%	SOFR (Q)	6.50%	0.75%		9/22/2026	9/22/2032	16,892	16,639	16,639
	Delayed Draw Term Loan		SOFR	6.50%	0.75%		9/22/2026	9/22/2032	—	(51)	—	(10)
										16,568	16,639
HH-INSPIRE ACQUISITION, INC.	Revolving Loan	13.28%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	789	789	733
	First Lien	13.28%	SOFR (M)	9.50%	2.00%	1.50%	4/3/2023	4/3/2028	8,321	8,240	7,730
										9,029	8,463
INSTITUTES OF HEALTH, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/29/2023	9/29/2028	—	(8)	—	(10)
	First Lien - Term Loan A	10.23%	SOFR (Q)	6.50%	2.00%		9/29/2023	9/29/2028	7,500	7,429	7,387
	First Lien - Term Loan B	12.23%	SOFR (Q)	8.50%	2.00%		9/29/2023	9/29/2028	7,500	7,427	7,387
										14,848	14,774
LIVEWELL PARTNERS HOLDINGS INC.	Revolving Loan		SOFR	7.50%	1.00%		7/27/2026	7/25/2031	—	(8)	—	(10)
	First Lien	11.31%	SOFR (Q)	7.50%	1.00%		7/27/2026	7/25/2031	8,500	8,428	8,428
										8,420	8,428
MID-FLORIDA ENDODONTICS MANAGEMENT COMPANY, LLC	Revolving Loan		SOFR	6.50%	2.00%		12/11/2024	12/11/2029	—	(19)	—	(10)
	First Lien - Term Loan A	9.23%	SOFR (Q)	5.50%	2.00%		12/11/2024	12/11/2029	8,050	7,994	8,050
	First Lien - Term Loan B	11.23%	SOFR (Q)	7.50%	2.00%		12/11/2024	12/11/2029	8,050	7,993	8,050
	Delayed Draw Term Loan	10.30%	SOFR (Q)	6.50%	2.00%		12/11/2024	12/11/2029	1,600	1,585	1,600	(10)(20)
										17,553	17,700
NEULIFE REHABILITATION OF FLORIDA, INC.	Revolving Loan		SOFR	4.50%	2.00%		4/20/2026	4/18/2031	—	(21)	—	(10)
NEUROPSYCHIATRIC HOSPITALS, LLC	Revolving Loan		SOFR	6.00%	1.00%		5/14/2021	5/14/2027	—	(17)	—	(10)
	First Lien - Term Loan A	8.88%	SOFR (Q)	5.00%	1.00%		3/21/2023	5/14/2027	7,340	7,324	7,340
	First Lien - Term Loan B	10.88%	SOFR (Q)	7.00%	1.00%		3/21/2023	5/14/2027	7,340	7,324	7,340
	First Lien - Term Loan C	9.88%	SOFR (Q)	6.00%	1.00%		3/21/2023	5/14/2027	5,089	5,068	5,089
	First Lien - Term Loan D	9.88%	SOFR (Q)	6.00%	1.00%		10/27/2023	5/14/2027	12,825	12,757	12,825
										32,456	32,594

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
PYRAMIDS ACQUISITION, LLC	Revolving Loan		SOFR	5.50%	2.00%		12/23/2025	12/23/2030	—	(29)	—	(10)
	First Lien	9.23%	SOFR (Q)	5.50%	2.00%		12/23/2025	12/23/2030	18,338	18,200	18,191
										18,171	18,191
ROSELAND MANAGEMENT, LLC	Revolving Loan		SOFR	7.00%	2.00%		11/9/2018	11/9/2026	—	—	—	(6)(10)
	First Lien	10.88%	SOFR (Q)	7.00%	2.00%		11/9/2018	11/9/2026	14,473	14,473	14,473	(6)
										14,473	14,473
SPECTRUM OF HOPE, LLC	First Lien - Superpriority Term Loan	7.00%	Fixed			7.00%	12/23/2024	12/31/2029	5,172	5,172	5,172	(7)
	First Lien - Tranche A Term Loan	6.00%	Fixed			6.00%	3/31/2025	12/31/2029	11,120	11,104	5,460	(7)(16)
	First Lien - Tranche B Term Loan	8.00%	Fixed			8.00%	3/31/2025	12/31/2029	11,120	11,120	—	(7)(16)
										27,396	10,632
TALKNY MANAGEMENT HOLDINGS, LLC	First Lien	10.98%	SOFR (Q)	7.25%	3.00%		6/14/2024	6/14/2029	5,500	5,449	5,434	(6)
WELL LABS PLUS, LLC	Revolving Loan		SOFR	6.25%	1.00%		9/5/2025	9/5/2030	—	(18)	—	(10)
	First Lien - Term Loan A	9.98%	SOFR (Q)	6.25%	1.00%		4/20/2026	9/5/2030	15,800	15,701	15,800
	First Lien - Term Loan B	9.98%	SOFR (Q)	6.25%	1.00%		4/20/2026	9/5/2030	15,800	15,701	15,800
	Delayed Draw Term Loan	9.98%	SOFR (Q)	6.25%	1.00%		9/5/2025	9/5/2030	3,400	3,376	3,400
	Delayed Draw Term Loan	10.03%	SOFR (Q)	6.25%	1.00%		4/20/2026	9/5/2030	8,050	7,991	8,050	(10)(20)
										42,751	43,050
Subtotal: Healthcare Services										302,636	281,420		25.43%
Industrial Machinery
C&M CONVEYOR, INC.	First Lien - Term Loan A	10.30%	SOFR (M)	6.50%	1.50%		1/3/2023	9/30/2027	6,500	6,467	6,435	(15)
	First Lien - Term Loan B	12.30%	SOFR (M)	8.50%	1.50%		1/3/2023	9/30/2027	6,500	6,468	6,435	(15)
	First Lien - Term Loan C	10.30%	SOFR (M)	6.50%	1.50%		10/2/2024	9/30/2027	7,810	7,780	7,731	(15)
	First Lien - Term Loan D	12.30%	SOFR (M)	8.50%	1.50%		10/2/2024	9/30/2027	7,810	7,780	7,731	(15)
										28,495	28,332
DRIVE LINE SERVICE OF PORTLAND, LLC	Revolving Loan		SOFR	8.00%	2.00%		12/16/2024	12/14/2029	—	(13)	—	(10)
	First Lien	11.73%	SOFR (Q)	8.00%	2.00%		12/16/2024	12/14/2029	6,390	6,342	6,390
										6,329	6,390

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
SUREKAP, LLC	First Lien - Term Loan A	9.75%	SOFR (Q)	6.00%	1.50%		6/24/2024	6/25/2029	19,089	18,980	16,607
	First Lien - Term Loan B	11.75%	SOFR (Q)	8.00%	1.50%		6/24/2024	6/25/2029	19,089	18,978	16,665
										37,958	33,272
Subtotal: Industrial Machinery										72,782	67,994		6.15%
Industrial Products
AIR PRODUCTS AND CONTROLS, INC.	Revolving Loan		SOFR	5.25%	2.00%		6/2/2026	6/2/2031	—	(33)	—	(10)
	First Lien - Term Loan B	10.23%	SOFR (Q)	6.50%	2.00%		6/2/2026	6/2/2031	4,938	4,896	4,893	(8)
										4,863	4,893
LLFLEX, LLC	Second Lien	11.88%	SOFR (Q)	8.00%	1.00%	3.00%	8/16/2021	12/31/2029	10,224	10,107	9,099	(15)
Subtotal: Industrial Products										14,970	13,992		1.26%
Industrial Services
ADF ENGINEERING LLC	Revolving Loan		SOFR	6.00%	2.00%		4/14/2026	4/14/2031	—	(14)	—	(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		4/14/2026	4/14/2031	6,500	6,455	6,455
										6,441	6,455
PATRIOT INTERMEDIATE HOLDCO, LLC	Revolving Loan	9.73%	SOFR (Q)	6.00%	2.00%		1/9/2026	1/9/2031	1,000	915	1,000	(10)
	First Lien - Term Loan A	8.73%	SOFR (Q)	5.00%	2.00%		1/9/2026	1/9/2031	10,106	10,017	10,106
	First Lien - Term Loan B	10.73%	SOFR (Q)	7.00%	2.00%		1/9/2026	1/9/2031	10,106	10,016	10,106
										20,948	21,212
PRECISION SPRAY & COATINGS, LLC	Revolving Loan	11.23%	SOFR (Q)	7.50%	2.00%		2/24/2026	8/1/2030	850	842	850	(6)(10)
	First Lien	11.23%	SOFR (Q)	7.50%	2.00%		8/1/2025	8/1/2030	4,000	3,967	4,000	(6)
										4,809	4,850
UPS INTERMEDIATE, LLC	First Lien	10.53%	SOFR (Q)	6.50%	1.00%		7/31/2024	7/27/2029	12,488	12,312	12,188	(15)(20)
ZINKAN ENTERPRISES, INC.	Revolving Loan		SOFR	6.50%	2.00%		8/19/2026	8/19/2031	—	(17)	—	(6)(10)
	First Lien	10.22%	SOFR (Q)	6.50%	2.00%		8/19/2026	8/19/2031	11,250	11,153	11,153	(6)
	Delayed Draw Term Loan		SOFR	6.50%	2.00%		8/19/2026	8/19/2031	—	—	—	(6)(10)
										11,136	11,153
Subtotal: Industrial Services										55,646	55,858		5.05%
IT Services
ACACIA BUYERCO V LLC	Revolver Loan		SOFR	6.50%	1.00%		11/25/2022	11/26/2027	—	(9)	—	(10)
	First Lien - Term Loan A	10.49%	SOFR (Q)	6.50%	1.00%		11/25/2022	11/26/2027	9,000	8,861	8,730
										8,852	8,730
INFOGAIN CORPORATION	First Lien	9.75%	SOFR (M)	5.75%	1.00%		5/24/2024	7/28/2028	3,654	3,635	3,654

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
ISI ENTERPRISES, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/1/2021	10/1/2029	—	(15)	—	(10)
	First Lien	10.99%	SOFR (Q)	7.00%	1.00%		10/1/2021	10/1/2029	5,816	5,757	5,816
										5,742	5,816
NGP ROBO OPCO, LLC	Revolving Loan	9.56%	SOFR (Q)	5.50%	2.00%		6/30/2026	6/30/2031	1,857	1,840	1,844	(10)(20)
	First Lien - Term Loan B	10.46%	SOFR (Q)	6.73%	2.00%		6/30/2026	6/30/2031	7,305	7,252	7,254	(8)
										9,092	9,098
PROACTIVE TECHNOLOGY MANAGEMENT, LLC	Revolving Loan		SOFR	5.75%	2.00%		5/20/2026	5/20/2031	—	(17)	—	(10)
	First Lien	9.48%	SOFR (Q)	5.75%	2.00%		5/20/2026	5/20/2031	8,000	7,943	7,944
										7,926	7,944
SAAS CONSULTING GROUP, LLC.	Revolving Loan		SOFR	6.00%	2.00%		5/29/2026	5/29/2031	—	(19)	—	(6)(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		5/29/2026	5/29/2031	10,000	9,905	9,900	(6)
										9,886	9,900
Subtotal: IT Services										45,133	45,142		4.08%
Media & Marketing
360 QUOTE TOPCO, LLC	Revolving Loan	11.22%	SOFR (Q)	7.00%	1.00%	0.50%	6/16/2022	6/16/2027	2,347	2,315	2,288	(10)
	First Lien	12.22%	SOFR (Q)	8.00%	1.00%	1.50%	6/16/2022	6/16/2027	26,510	26,449	25,847	(19)
										28,764	28,135
ACCELERATION PARTNERS	First Lien	11.42%	SOFR (Q)	7.55%	1.00%		12/1/2020	1/2/2029	21,120	20,972	20,656	(8)(20)
BOND BRAND LOYALTY ULC	Revolving Loan	9.63%	SOFR (Q)	5.75%	2.00%		5/1/2023	5/1/2028	200	187	200	(9)(10)(22)
	First Lien - Term Loan B	10.63%	SOFR (Q)	6.75%	2.00%		5/1/2023	5/1/2028	8,730	8,661	8,712	(9)(22)
	First Lien	9.63%	SOFR (Q)	5.75%	2.00%		10/31/2025	5/1/2028	1,942	1,916	1,959	(9)(22)
										10,764	10,871
EXACT BORROWER, LLC	Revolving Loan		SOFR	6.00%	2.00%		12/7/2022	8/6/2027	—	(9)	—	(10)
	First Lien - Term Loan A	9.88%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,128	6,099	6,128
	First Lien - Term Loan B	9.88%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	6,128	6,099	6,128
	First Lien - Term Loan C	9.88%	SOFR (Q)	6.00%	2.00%		12/31/2024	8/6/2027	10,511	10,473	10,511
	First Lien - Term Loan D	9.88%	SOFR (Q)	6.00%	2.00%		3/11/2026	8/6/2027	10,877	10,826	10,877
	Delayed Draw Term Loan	9.88%	SOFR (Q)	6.00%	2.00%		12/7/2022	8/6/2027	3,279	3,236	3,279	(10)
	Promissory Note	13.57%	Fixed				12/7/2022	12/6/2028	385	385	385
										37,109	37,308

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FMT SOLUTIONS, LLC	First Lien	11.73%	SOFR (Q)	8.00%	2.00%		11/19/2024	11/19/2029	9,750	9,676	9,750
IGNITE VISIBILITY LLC	Revolving Loan		SOFR	5.75%	1.00%		12/1/2023	12/1/2028	—	(13)	—	(10)
	First Lien - Term Loan A	8.48%	SOFR (Q)	4.75%	1.00%		12/1/2023	12/1/2028	11,638	11,596	11,638
	First Lien - Term Loan B	10.48%	SOFR (Q)	6.75%	1.00%		12/1/2023	12/1/2028	16,638	16,559	16,637
	Delayed Draw Term Loan	9.48%	SOFR (Q)	5.75%	1.00%		4/3/2025	12/1/2028	7,500	7,406	7,500
										35,548	35,775
LOCAL WEB LEADS, LLC	Revolving Loan		SOFR	7.00%	2.00%		7/3/2025	7/3/2030	—	(8)	—	(6)(10)
	First Lien - Term Loan A	9.73%	SOFR (Q)	6.00%	2.00%		7/3/2025	7/3/2030	6,413	6,361	6,220	(6)
	First Lien - Term Loan B	11.73%	SOFR (Q)	8.00%	2.00%		7/3/2025	7/3/2030	6,413	6,360	6,220	(6)
										12,713	12,440
PERSADO INC.	Revolving Loan	11.33%	SOFR (Q)	7.50%	2.00%		5/21/2026	5/21/2029	2,500	2,478	2,463
	First Lien - Term Loan A	10.23%	SOFR (Q)	6.50%	2.00%		5/21/2026	5/21/2029	10,625	10,533	10,466
	First Lien - Term Loan B	12.23%	SOFR (Q)	8.50%	2.00%		5/21/2026	5/21/2029	10,625	10,533	10,466
										23,544	23,395
SOCIALSEO, LLC	Revolving Loan	11.18%	SOFR (M)	7.50%	2.00%		3/6/2025	6/24/2027	1,200	1,191	1,115	(10)
	First Lien - Term Loan A	10.18%	SOFR (M)	6.50%	2.00%		3/6/2025	6/24/2027	10,125	10,090	9,315
	First Lien - Term Loan B	12.18%	SOFR (M)	8.50%	2.00%		3/6/2025	6/24/2027	10,125	10,090	9,315
										21,371	19,745
UNDERDOG & COMPANY TEAM, LLC	First Lien	10.83%	SOFR (Q)	7.00%	2.00%		9/1/2026	9/1/2031	5,000	4,914	4,914	(8)
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		9/1/2026	9/1/2031	—	(43)	—	(8)(10)
										4,871	4,914
Subtotal: Media & Marketing										205,332	202,989		18.35%
Movies & Entertainment
CRAFTY APES, LLC	First Lien	10.25%	SOFR (M)	6.50%	1.00%	10.25%	11/20/2024	6/1/2027	4,284	4,192	780	(6)(8)(16)
	Delayed Draw Term Loan		SOFR	6.50%	1.00%		11/20/2024	6/1/2027	—	—	—	(6)(8)(10)(16)
										4,192	780

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
LDG ACQUISITION COMPANY, LLC	Revolving Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	(25)	—	(10)
	First Lien - Term Loan A	9.73%	SOFR (Q)	6.00%	2.00%		12/12/2025	12/12/2030	8,350	7,933	8,267
	First Lien - Term Loan B	11.73%	SOFR (Q)	8.00%	2.00%		12/12/2025	12/12/2030	8,350	7,931	8,266
	Delayed Draw Term Loan		SOFR	7.00%	2.00%		12/12/2025	12/12/2030	—	—	—	(10)
										15,839	16,533
Subtotal: Movies & Entertainment										20,031	17,313		1.56%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA LLC	Revolving Loan		SOFR	8.50%	1.00%		11/28/2023	11/20/2026	—	(1)	—	(10)
	First Lien - Term Loan A	11.18%	SOFR (M)	7.50%	1.00%		11/28/2023	11/20/2026	4,750	4,748	4,750
	First Lien - Term Loan B	13.18%	SOFR (M)	9.50%	1.00%		11/28/2023	11/20/2026	4,750	4,748	4,750
	First Lien	12.18%	SOFR (M)	8.50%	1.00%		11/28/2023	11/20/2026	23,911	23,865	23,911
										33,360	33,411
MONROE BIOMEDICAL RESEARCH, LLC	Revolving Loan	9.73%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	1,750	1,732	1,689	(10)
	First Lien	9.73%	SOFR (Q)	6.00%	2.00%		11/10/2025	11/8/2030	11,500	11,426	11,098
	Delayed Draw Term Loan		SOFR	6.00%	2.00%		11/10/2025	11/8/2030	—	—	—	(10)
										13,158	12,787
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences										46,518	46,198		4.18%
Research & Consulting Services
ARMKO, LLC	Revolving Loan		SOFR	5.50%	1.00%		12/15/2025	12/16/2030	—	(19)	—	(10)
	First Lien	9.39%	SOFR (M)	5.50%	1.00%		12/15/2025	12/16/2030	17,250	17,130	16,284
										17,111	16,284
CONSERTUS, INC. (FKA ENSTOA, INC.)	First Lien	9.62%	SOFR (Q)	5.75%	1.00%		5/1/2025	8/1/2031	17,497	17,195	17,497	(20)
	Delayed Draw Term Loan A		SOFR	5.75%	1.00%		8/1/2026	8/1/2031	—	(58)	—	(10)
	Delayed Draw Term Loan B		SOFR	5.75%	1.00%		8/1/2026	8/1/2031	—	(34)	—	(10)
										17,103	17,497

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FS VECTOR LLC	Revolving Loan		SOFR	5.75%	1.00%		4/26/2023	4/26/2028	—	(31)	—	(10)
	First Lien - Term Loan A	8.63%	SOFR (Q)	4.75%	1.00%		4/26/2023	4/26/2028	10,000	9,922	10,000
	First Lien - Term Loan B	10.63%	SOFR (Q)	6.75%	1.00%		4/26/2023	4/26/2028	21,000	20,829	21,000	(20)
										30,720	31,000
SPHERIX GLOBAL INSIGHTS US, INC.	Revolving Loan		SOFR	6.50%	2.00%		3/10/2026	3/10/2031	—	(20)	—	(10)
	First Lien - Term Loan A	9.23%	SOFR (Q)	5.50%	2.00%		3/10/2026	3/10/2031	9,500	9,435	9,405
	First Lien - Term Loan B	11.23%	SOFR (Q)	7.50%	2.00%		3/10/2026	3/10/2031	9,500	9,435	9,405
										18,850	18,810
THE GOBEL GROUP, LLC	Revolving Loan		SOFR	6.75%	2.00%		10/29/2024	10/29/2029	—	(6)	—	(10)
	First Lien	10.48%	SOFR (Q)	6.75%	2.00%		10/29/2024	10/29/2029	4,000	3,973	3,960
										3,967	3,960
Subtotal: Research & Consulting Services										87,751	87,551		7.91%
Restaurants
RODIZIO OPCO LLC	Revolving Loan	10.36%	SOFR (Q)	6.50%	2.00%		11/20/2025	11/20/2030	500	488	497	(10)
	First Lien	10.23%	SOFR (Q)	6.50%	2.00%		11/20/2025	11/20/2030	10,968	10,896	10,891	(20)
										11,384	11,388
SWENSONS DRIVE-IN RESTAURANTS, LLC	Revolving Loan		SOFR	7.50%	2.00%		9/27/2023	9/27/2028	—	(12)	—	(10)
	First Lien - Term Loan A	10.23%	SOFR (Q)	6.50%	2.00%		9/27/2023	9/27/2028	8,000	7,924	7,984
	First Lien - Term Loan B	12.23%	SOFR (Q)	8.50%	2.00%		9/27/2023	9/27/2028	8,000	7,922	7,912
										15,834	15,896
Subtotal: Restaurants										27,218	27,284		2.47%
Software
CADMIUM, LLC	Revolving Loan	11.34%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	615	615	615
	First Lien	11.34%	SOFR (Q)	7.00%	1.00%		1/7/2022	12/22/2026	7,937	7,930	7,937
										8,545	8,552
EASYLLAMA, INC.	Revolving Loan		SOFR	6.00%	1.50%		9/16/2026	9/16/2031	—	(30)	—	(10)
	First Lien - Term Loan A	8.95%	SOFR (Q)	5.00%	1.50%		9/16/2026	9/16/2031	11,550	11,435	11,435
	First Lien - Term Loan B	10.95%	SOFR (Q)	7.00%	1.50%		9/16/2026	9/16/2031	11,550	11,435	11,435
	Delayed Draw Term Loan		SOFR	6.00%	1.50%		9/16/2026	9/16/2031	—	—	—	(10)
										22,840	22,870

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
FBF INVESTMENTS LIMITED	Revolving Loan		SOFR	6.75%	1.00%		8/25/2026	8/25/2031	—	(18)	—	(9)(10)(22)
	First Lien	10.75%	SOFR (M)	6.75%	1.00%		8/25/2026	8/25/2031	17,500	17,242	17,242	(9)(22)
	Delayed Draw Term Loan		SOFR	6.75%	1.00%		8/25/2026	8/25/2031	—	(110)	—	(9)(10)(22)
										17,114	17,242
TICKETURE LLC	First Lien	10.32%	SOFR (Q)	6.25%	1.00%		6/30/2026	7/25/2030	17,456	17,207	17,194
ZENFOLIO INC.	Revolving Loan	11.40%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	4,500	4,477	4,500	(10)
	First Lien	11.40%	SOFR (Q)	7.50%	1.00%		7/17/2017	12/30/2027	19,399	19,319	19,399
										23,796	23,899
Subtotal: Software										89,502	89,757		8.11%
Specialty Retail
ATS OPERATING, LLC	Revolving Loan	9.99%	SOFR (Q)	6.00%	1.00%		1/18/2022	1/18/2028	2,000	1,985	2,000	(10)
	First Lien - Term Loan A	8.99%	SOFR (Q)	5.00%	1.00%		1/18/2022	1/18/2028	4,000	3,980	4,000
	First Lien - Term Loan B	10.99%	SOFR (Q)	7.00%	1.00%		1/18/2022	1/18/2028	9,250	9,203	9,250
										15,168	15,250
CATBIRD NYC, LLC	Revolving Loan		SOFR	7.00%	1.00%		10/15/2021	10/16/2028	—	(23)	—	(6)(10)
	First Lien	10.88%	SOFR (Q)	7.00%	1.00%		10/15/2021	10/16/2028	13,977	13,915	13,977	(6)
										13,892	13,977
Subtotal: Specialty Retail										29,060	29,227		2.64%
Technology Products & Components
TRAFERA, LLC	First Lien	10.88%	SOFR (Q)	7.00%	1.00%		9/30/2020	9/30/2027	5,825	5,811	5,388	(15)(20)
	Unsecured convertible note	32.00%	Fixed				6/11/2026	6/12/2029	49	49	49	(9)(13)
										5,860	5,437
Subtotal: Technology Products & Components										5,860	5,437		0.49%
Telecommunications
LOGIX HOLDING COMPANY, LLC	First Lien	10.74%	SOFR (Q)	7.00%	2.00%	1.25%	3/11/2024	1/2/2029	2,366	2,366	1,893
	First Lien	—%					3/11/2024	12/31/2028	314	314	314
										2,680	2,207
MERCURY ACQUISITION 2021, LLC	First Lien - Term Loan A	12.99%	SOFR (Q)	9.00%	1.00%	12.99%	3/25/2026	1/3/2028	6,695	6,681	5,925	(7)
	First Lien - Term Loan B	12.99%	SOFR (Q)	9.00%	1.00%	12.99%	3/25/2026	1/3/2028	6,695	6,681	5,925	(7)
										13,362	11,850

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,21]	Type of Investment[2]	Current Interest Rate[3]					Acquisition Date[14]	Maturity	Principal	Cost[12,17]	Fair Value[4]		% of Net Assets
Debt Investments		Coupon	Reference	Spread	Floor	PIK
U.S. TELEPACIFIC CORP.	First Lien	13.75%	P (M)	7.00%	1.00%	7.00%	3/19/2024	5/4/2026	2,738	2,738	1,106	(16)(23)
	Third Lien	—%					3/18/2024	5/3/2027	230	230	58	(16)
	Roll Up Term Loan	1.00%	Fixed				6/28/2026	12/31/2026	96	96	39	(16)
										3,064	1,203
UNWIRED BROADBAND, LLC	First Lien	10.47%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	18,785	18,586	18,785
	Delayed Draw Term Loan A	10.47%	SOFR (M)	6.25%	1.00%		9/30/2025	9/30/2027	1,180	1,101	1,180
	Delayed Draw Term Loan B	12.97%	SOFR (M)	8.75%	1.00%	2.50%	9/30/2025	9/30/2027	6,671	6,603	6,671
										26,290	26,636
Subtotal: Telecommunications										45,396	41,896		3.79%
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	First Lien	12.88%	SOFR (Q)	9.00%	2.50%	1.75%	2/10/2023	2/10/2028	28,892	28,331	28,892
ITA HOLDINGS GROUP, LLC	Revolving Loan	12.38%	SOFR (Q)	8.50%	2.00%		6/21/2023	6/21/2027	3,525	3,501	3,525	(6)
	First Lien - Term Loan A	11.38%	SOFR (Q)	7.50%	2.00%		6/21/2023	6/21/2027	14,840	14,303	14,840	(6)
	First Lien - Term Loan B	13.38%	SOFR (Q)	9.50%	2.00%		6/21/2023	6/21/2027	14,840	14,287	14,840	(6)
	First Lien - Term Loan C	12.38%	SOFR (Q)	8.50%	2.00%		6/21/2023	6/21/2027	21,150	21,150	21,150	(6)
	First Lien - Term Loan D	12.38%	SOFR (Q)	8.50%	2.00%		3/4/2026	6/21/2027	10,575	10,575	10,575	(6)
										63,816	64,930
Subtotal: Transportation & Logistics										92,147	93,822		8.48%
Total: Debt Investments									$2,284,557	$2,261,949	$2,181,508		197.17%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type

Building & Infrastructure Products
BRANDNER DESIGN, LLC	27,000	Class A Units	4/15/2024	$105	$—	(7)(9)(13)
		Warrants (Expiration - December 18, 2030)	12/18/2025	—	—	(7)(9)(13)
				105	—
Subtotal: Building & Infrastructure Products				105	—		—%
Business Services
DYNAMIC COMMUNITIES, LLC	250,000	Class A Preferred Units	12/20/2022	250	166	(6)(9)(13)
	5,435,211	Class B Preferred Units	12/20/2022	2,218	—	(6)(9)(13)
	255,984	Class C Preferred Units	12/20/2022	—	—	(6)(9)(13)
	2,500,000	Common Units	12/20/2022	—	—	(6)(9)(13)
				2,468	166
IVUEIT, LLC	2,000	Preferred Units	2/3/2025	2,000	2,524	(6)(9)(13)
SPOTLIGHT AR, LLC	750	Common Units	12/8/2021	750	1,529	(9)(11)(13)
US COURTSCRIPT HOLDINGS, INC.	1,000,000	Class D-3 Units	5/17/2022	1,000	1,708	(9)(13)
	211,863	Class D-4 Units	10/31/2022	212	351	(9)(13)
	211,466	Class D-5 Units	1/10/2023	211	346	(9)(13)
				1,423	2,405
VIVO BUYER, LLC	13,500	Class A Common Units	9/8/2026	1,350	1,350	(9)(13)
Subtotal: Business Services				7,991	7,974		0.72%
Commercial Services & Supplies
LEHR UPFITTERS, LLC	7,773.36	Class A Preferred Units	9/19/2024	830	2,621	(9)(13)
MYNTS HOLDINGS, LLC	1,000,000	Class A-2 Units	5/5/2026	1,000	1,000	(9)(13)
	1,000,000	Class C Units	5/5/2026	—	—	(9)(13)
				1,000	1,000
VP MOVE PURCHASER, INC.	900,000	Class A Preferred Units	2/3/2025	900	717	(9)(13)
WHITE PLAINS LINEN LLC	16.75%	LP Interest	8/1/2025	335	—	(6)(9)(13)
Subtotal: Commercial Services & Supplies				3,065	4,338		0.39%
Consumer Products
ALLIANCE SPORTS GROUP, L.P	3.88%	membership preferred interest	8/1/2017	2,500	851
BELLE BRANDS, LLC	129	Class A Units	9/4/2026	1,000	1,000	(9)(13)
GRAVITIQ LLC		Warrants (Expiration - January 17, 2032)	1/17/2025	1,597	11,871	(6)(9)(13)
HEAT TRAK, LLC		Warrants (Expiration - June 29, 2036)	6/12/2023	1,268	1,839	(9)(13)

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
SHEARWATER RESEARCH, INC.	1,200,000	Class A Preferred Units	4/30/2021	603	822	(9)(13)(22)
	40,000	Class A Common Units	4/30/2021	33	954	(9)(13)(22)
				636	1,776
TRU FRAGRANCE & BEAUTY LLC	1,018,821	Preferred Units	3/22/2024	1,019	1,586	(9)(11)(13)
Subtotal: Consumer Products				8,020	18,923		1.71%
Consumer Services
APPLE ROOFING ADMINISTRATIVE SERVICES, LLC	535,714	Class A Units	9/23/2022	750	—	(9)(13)
	250,000	Class B Units	4/13/2023	250	—	(9)(13)
	496,675	Class A-1 Units	5/30/2024	196	—	(9)(13)
	1,265,393.03	Class A-2 Units	4/16/2026	190	—	(9)(13)
				1,386	—
CAMPANY ROOF MAINTENANCE, LLC	2,951.56	Class A Units	7/26/2024	295	—	(9)(13)
CLEARWATER GROUP, LLC	1,000,000	Class A Units	2/27/2026	1,000	1,229	(9)(13)
KINDRED PET SERVICE, LLC	1,569.48	Class A Units	11/15/2024	1,569	1,028	(6)(9)(13)
LIFT BRANDS, INC.	1,051	Shares of Class A Common Stock	4/2/2024	749	457
POOL SERVICE PARTNERS, INC.	11,520	Common Units	12/20/2023	1,342	773	(6)(9)(13)
RENEW FITNESS OPERATIONS, LLC	1,500,000	Class A Common Units	5/29/2026	1,500	1,500	(9)(13)
SUNLINE GROUP LLC	750,000	Class A Units	6/17/2026	750	750	(6)(9)(13)
TMT BHC BUYER, INC.	500,000	Class A Units	3/7/2024	500	879	(9)(13)
WASH & WAX SYSTEMS LLC	2,926	Class A Common Units	4/30/2025	3,951	—
WEST TERMITE & PEST MANAGEMENT, LLC	200,000	Class A Common Units	7/8/2026	2,000	2,000	(9)(13)
Subtotal: Consumer Services				15,042	8,616		0.78%
Data Processing & Outsourced Services
RESEARCH NOW GROUP, LLC		Warrants (Expiration - July 15, 2029)	7/15/2024	—	—
Subtotal: Data Processing & Outsourced Services				—	—		—%
Distribution
KMS, LLC	19,395.96	Series A Preferred Units	2/10/2025	6,305	10,310	(7)(11)
YUMI DSD MIDCO, LLC	1,285,714.29	Preferred Units	8/25/2026	1,286	1,286	(9)(13)
Subtotal: Distribution				7,591	11,596		1.05%
Education
STUDENT RESOURCE CENTER LLC	355,556	Senior Preferred Units	9/11/2024	356	1,778	(6)
	10,502,487	Preferred Units	12/31/2022	5,845	—	(6)
	2,000,000	Preferred Units	12/31/2022	—	—	(6)(9)(13)
				6,201	1,778
Subtotal: Education				6,201	1,778		0.16%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Environmental Services
ARBORWORKS, LLC	100	Class A Units	11/17/2021	100	12	(6)(9)(13)
	13,898	Class A-1 Preferred Units	11/6/2023	3,170	6,951	(6)
	13,898	Class B-1 Preferred Units	11/6/2023	—	—	(6)
	1,667	Class A-1 Common Units	11/6/2023	—	—	(6)
				3,270	6,963
ISLAND PUMP AND TANK, LLC	1,468,392	Preferred Units	3/2/2023	1,641	—	(9)(13)
QUANDARY CONSULTANTS, LLC	1,000	Common Units	9/25/2026	1,000	1,000	(9)(13)
Subtotal: Environmental Services				5,911	7,963		0.72%
Financial Services
NATIONAL CREDIT CARE, LLC	191,049	Class A-3 Preferred Units	3/17/2022	2,000	2,000	(7)(9)(13)
		Warrants (Expiration - February 25, 2035)	2/25/2025	92	404	(7)(9)(13)
				2,092	2,404
PAYWARD, INC.	687,381	Rollover Units	5/1/2025	688	11,005	(9)(13)
TITAN INVESTORS LLC	1,500,000	Common Units	8/14/2026	1,500	1,500	(9)(13)
Subtotal: Financial Services				4,280	14,909		1.35%
Food, Agriculture & Beverage
AMERICAN NUTS OPERATIONS LLC	21,062.03	Class A Preferred Units	3/28/2025	1,843	—	(6)
	28.16	Class C Common Units	4/10/2018	3,000	—	(6)(9)(13)
				4,843	—
CHALET DESSERTS, LLC	750,000	Class A Units	3/13/2026	750	1,207	(9)(13)
FOODPHARMA SUBSIDIARY HOLDINGS, LLC	75,000	Class A Units	6/1/2021	750	1,514	(9)(13)
MAMMOTH BORROWCO, INC.	1,141,913.27	Class A Preferred Units	11/30/2023	1,142	575	(9)(13)
	59,720.23	Class AA Preferred Units	5/20/2026	60	57	(9)(13)
				1,202	632
MUENSTER MILLING COMPANY, LLC	130,444	Class A-2 Units	12/18/2024	130	—	(9)(13)
	1,130,387.32	Class A-1 Units	12/20/2023	500	—	(9)(13)
	1,000,000	Class A Units	12/15/2022	1,000	—	(9)(13)
	1	Class E Unit	10/2/2025	—	—	(9)(13)
				1,630	—
Subtotal: Food, Agriculture & Beverage				9,175	3,353		0.30%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Healthcare Equipment & Supplies
CENTRAL MEDICAL SUPPLY LLC	2,620,670	Preferred Units	5/22/2020	1,224	3,577	(6)(9)(13)
COMMAND GROUP ACQUISITION, LLC	1,250,000	Preferred A Units	2/15/2024	1,250	1,331	(6)(9)(13)
	476,000	Preferred B Units	9/14/2026	476	507	(6)(9)(13)
				1,726	1,838
SCRIP INC.	100	Shares of Common Stock	3/21/2019	1,000	—
		Warrants (Expiration - July 31, 2036)	7/31/2026	—	—
				1,000	—
Subtotal: Healthcare Equipment & Supplies				3,950	5,415		0.49%
Healthcare Products
DWS BUYER LLC	258	Series A Units	7/29/2025	257	259	(9)(13)
LIGHTNING INTERMEDIATE II, LLC	0.42%	LLC interest	6/6/2022	600	263	(9)(13)
Subtotal: Healthcare Products				857	522		0.05%
Healthcare Services
AAC NEW HOLDCO INC.	11,909,274	Preferred Units	3/31/2025	5,702	—	(6)
	617,803	Common Units	12/11/2020	2,944	—	(6)
		Warrants (Expiration - November 24, 2032)	12/11/2020	2,584	—	(6)
				11,230	—
ASC ORTHO MANAGEMENT COMPANY, LLC	2,572	Common Units	8/31/2018	1,026	—	(9)(13)
CAVALIER BUYER, INC.	871,973	Preferred Units	2/10/2023	930	1,156	(9)(13)
	871,973	Class A-1 Units	2/10/2023	—	148	(9)(13)
				930	1,304
CDC DENTAL MANAGEMENT CO., LLC	1,569	Class Y Units	10/31/2023	1,000	2,899	(9)(13)
DELPHI LENDER HOLDCO LLC	254	Common Units	6/9/2023	—	—
GOODVETS VETERINARY SERVICES LLC	2,422.24	Class A-1 Preferred Units	9/22/2026	1,000	1,000	(9)(13)
HH-INSPIRE ACQUISITION, INC	146,066	Preferred Units	4/3/2023	381	151	(9)(13)
	21,524	Preferred Units	9/3/2026	31	12
				412	163
INSTITUTES OF HEALTH, LLC	110,942.5	Class A Units	9/29/2023	1,131	736	(9)(13)
NEULIFE REHABILITATION OF FLORIDA, INC.	500	Series A Preferred Shares	4/20/2026	500	1,360	(9)(13)
OPCO BORROWER, LLC	1,111	Common Shares	4/26/2024	207	1,006
PYRAMIDS ACQUISITION, LLC	90,909.09	Preferred Units	12/23/2025	500	500	(9)(13)
ROSELAND MANAGEMENT, LLC	3,364	Class A-2 Units	3/31/2023	202	774	(6)
	1,100	Class A-1 Units	9/26/2022	66	187	(6)
	16,084	Class A Units	11/9/2018	1,517	806	(6)
				1,785	1,767

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
SPECTRUM OF HOPE, LLC	402,350	Common Units	2/17/2023	1,145	—	(7)
TALKNY MANAGEMENT HOLDINGS, LLC	1,625,472	Class A-1 Preferred Units	6/14/2024	1,590	849	(6)(9)(13)
Subtotal: Healthcare Services				22,456	11,584		1.05%
Industrial Machinery
DRIVE LINE SERVICE OF PORTLAND, LLC	1,000,000	Class A Units	12/16/2024	1,000	1,000	(9)(13)
SUREKAP, LLC	492,263.53	Common Units	6/24/2024	545	—	(9)(13)
Subtotal: Industrial Machinery				1,545	1,000		0.09%
Industrial Products
GPT INDUSTRIES, LLC	1,000,000	Class A Units	1/30/2023	1,000	3,087	(6)(9)(13)
THE PRODUCTO GROUP, LLC	1,988,469	Class A Units	12/31/2021	1,988	11,265	(9)(13)
Subtotal: Industrial Products				2,988	14,352		1.30%
Industrial Services
ADF ENGINEERING LLC	500	Class A Units	4/14/2026	500	500	(9)(13)
PRECISION SPRAY & COATINGS, LLC	2,000	Class A-2 Units	8/1/2025	2,000	2,486	(6)(9)(13)
ZINKAN ENTERPRISES, INC.	175	Class A Units	8/19/2026	1,750	1,750	(6)(9)(13)
Subtotal: Industrial Services				4,250	4,736		0.43%
IT Services
ACACIA BUYERCO V LLC	13,773	Class A-1 Units	10/3/2025	14	8	(9)(13)
	1,000,000	Class B-2 Units	11/25/2022	1,000	587	(9)(13)
				1,014	595
ISI ENTERPRISES, LLC	1,000,000	Series A Preferred Units	10/1/2021	1,000	1,404
	166,667	Series A-1 Preferred Units	6/7/2023	167	338
	275,238	Series A-2 Preferred Units	9/30/2025	319	431
				1,486	2,173
PROACTIVE TECHNOLOGY MANAGEMENT, LLC	400,000	Class A Units	5/20/2026	400	400	(9)(13)
SAAS CONSULTING GROUP, LLC.	1,000,000	Class A Units	5/29/2026	1,000	1,000	(6)(9)(13)
Subtotal: IT Services				3,900	4,168		0.38%
Media & Marketing
ACCELERATION, LLC	13,451.22	Preferred Units	6/13/2022	893	2,092	(9)(13)
	1,611.22	Common Units	6/13/2022	107	113	(9)(13)
				1,000	2,205
ACCELERATION PARTNERS, LLC	1,019	Preferred Units	12/1/2020	1,019	746	(9)(13)
	1,019	Class A Common Units	12/1/2020	14	—	(9)(13)
				1,033	746
BOND BRAND LOYALTY ULC	1,000	Preferred Units	5/1/2023	1,000	949	(9)(13)(22)
	1,000	Class A Common Units	5/1/2023	—	—	(9)(13)(22)
				1,000	949

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
EXACT BORROWER, LLC	629.465	Common Units	12/7/2022	629	1,582
IGNITE VISIBILITY LLC	1,263	Preferred Units	12/1/2023	1,135	1,485	(9)(13)
	1,263	Class A Common Units	12/1/2023	167	464	(9)(13)
				1,302	1,949
INFOLINKS MEDIA BUYCO, LLC	1.67%	LP interest	10/29/2021	657	—	(9)(10)(13)
LOCAL WEB LEADS, LLC	750,000	Common Units	7/3/2025	750	—	(6)(9)(13)
OUTERBOX, LLC	11,008.6744	Class A Common Units	6/8/2022	1,313	2,156	(9)(13)
	793.67	Class G Guarantee Units	2/26/2026	—	—	(9)(13)
				1,313	2,156
Subtotal: Media & Marketing				7,684	9,587		0.87%
Movies & Entertainment
CRAFTY APES, LLC	1,519	Class A Common Units	11/20/2024	4,730	—	(6)
LDG ACQUISITION COMPANY, LLC		Warrants (Expiration - December 13, 2032)	12/12/2025	782	782	(9)(13)
Subtotal: Movies & Entertainment				5,512	782		0.07%
Pharmaceuticals, Biotechnology & Life Sciences
LGM PHARMA, LLC	161,826	Units of Class A Common Stock	11/15/2017	1,753	4,930	(9)(11)(13)
MONROE BIOMEDICAL RESEARCH, LLC	50,000	Class A Common Units	11/10/2025	500	219	(9)(13)
STATINMED, LLC	4,718.62	Class A Preferred Units	7/1/2022	4,838	—	(6)
	39,097.96	Class B Preferred Units	7/1/2022	1,400	—	(6)
				6,238	—
Subtotal: Pharmaceuticals, Biotechnology & Life Sciences				8,491	5,149		0.47%
Research & Consulting Services
ARMKO, LLC	400	Class A Common Units	12/15/2025	400	173	(9)(13)
CONSERTUS, INC. (FKA ENSTOA, INC.)	196,788.33	Class A Units	5/1/2025	2,044	1,716	(9)(13)
FS VECTOR LLC	1,281	Common Units	4/26/2023	1,333	2,098	(9)(11)(13)
THE GOBEL GROUP, LLC	500,000	Class A-1 Preferred Units	10/29/2024	500	500	(9)(13)
	500,000	Class A Common Units	10/29/2024	—	—	(9)(13)
				500	500
Subtotal: Research & Consulting Services				4,277	4,487		0.41%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Restaurants
RODIZIO OPCO LLC	495.87	Common Units	11/20/2025	794	1,341	(9)(11)(13)
Subtotal: Restaurants				794	1,341		0.12%
Software
EASYLLAMA, INC.	20,000	Class A Common Units	9/16/2026	2,000	2,000	(9)(13)
GRAMMATECH, INC.	1,000	Class A Units	11/1/2019	1,000	201	(6)
	360	Class A-1 Units	1/10/2022	360	73	(6)
				1,360	274
VTX HOLDINGS, INC.	1,597,707	Series A Preferred Units	7/23/2019	1,598	3,553	(9)(13)
	9,812	Series E Preferred Units	12/11/2025	17	20
				1,615	3,573
Subtotal: Software				4,975	5,847		0.53%
Specialty Retail
ATS OPERATING, LLC	1,000,000	Preferred Units	1/18/2022	1,000	1,558	(9)(13)
CATBIRD NYC, LLC	1,000,000	Class A Units	10/15/2021	1,000	1,801	(6)(9)(11)(13)
	500,000	Class B Units	10/15/2021	500	812	(6)(9)(10)(11)(13)
				1,500	2,613
Subtotal: Specialty Retail				2,500	4,171		0.38%
Technology Products & Components
FLIP ELECTRONICS, LLC	2,446,170	Common Units	1/4/2021	2,892	3,953	(9)(13)
TRAFERA, LLC	896	Class A Units	11/15/2019	1,205	625	(9)(13)
Subtotal: Technology Products & Components				4,097	4,578		0.41%
Telecommunications
BROAD SKY NETWORKS LLC	1,131,579	Series A Preferred Units	12/11/2020	1,132	1,505	(9)(13)
	89,335	Series C Preferred Units	10/21/2022	89	160	(9)(13)
	93,790	Series D Preferred Units	4/19/2024	119	238	(9)(13)
	182,082	Series F Preferred Units	8/5/2025	282	564	(9)(13)
				1,622	2,467
MERCURY ACQUISITION 2021, LLC	12,059,033	Series A Units	12/6/2021	—	—	(7)(9)(13)
	3,761,173	Series A Preferred Units	3/25/2026	3,859	1,100	(7)
	3,975,574	Series B Preferred Units	3/25/2026	—	—	(7)
	98,265	Series C Preferred Units	3/25/2026	—	—	(7)
				3,859	1,100
Subtotal: Telecommunications				5,481	3,567		0.32%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Equity Investments	Units	Type
Transportation & Logistics
GUARDIAN FLEET SERVICES, INC.	2,000,000	Class A Units	2/10/2023	2,000	2,466	(9)(13)
		Warrants (Expiration - February 10, 2033)	2/10/2023	80	38	(9)(13)
		Warrants (Expiration - November 30, 2033)	11/30/2023	20	21	(9)(13)
		Warrants (Expiration - January 24, 2034)	1/24/2024	24	21	(9)(13)
		Warrants (Expiration - December 18, 2034)	12/18/2024	22	9	(9)(13)
		Warrants (Expiration - April 2, 2035)	4/2/2025	145	47	(9)(13)
		Warrants (Expiration - July 30, 2035)	7/30/2025	52	34	(9)(13)
		Warrants (Expiration - February 25, 2036)	2/24/2026	67	51	(9)(13)
		Warrants (Expiration - May 11, 2036)	5/11/2026	177	120	(9)(13)
		Warrants (Expiration - May 12, 2036)	5/12/2026	25	17	(9)(13)
				2,612	2,824
ITA HOLDINGS GROUP, LLC		Warrants (Expiration - March 29, 2029)	3/29/2019	538	9,191	(6)(9)(11)(13)
		Warrants (Expiration - June 21, 2033)	6/21/2023	3,791	10,103	(6)(9)(11)(13)
	9.25%	Class A Membership Interest	2/14/2018	1,500	7,510	(6)(9)(11)(13)
				5,829	26,804
Subtotal: Transportation & Logistics				8,441	29,628		2.68%
Total: Equity Investments				$159,579	$190,364		17.21%

CAPITAL SOUTHWEST CORPORATION AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS September 30, 2026 (Unaudited) (dollars in thousands)
Portfolio Company[1,5,18,21]	Type of Investment[2]		Acquisition Date[14]	Cost[12]	Fair Value[4]		% of Net Assets
Other Financial Instruments
Financial Services
NINJATRADER, INC.		Earnout	5/1/2025	$1,060	$1,891	(9)(13)
Subtotal: Financial Services				1,060	1,891		0.17%
Total: Other Financial Instruments				1,060	1,891		0.17%

Joint Venture ("JV") Equity
CAPTRIN PARTNERS, LLC	50.00%	LLC Equity Interest	4/22/2026	28,500	28,433	(7)(9)(10)(11)
DESERT STAR 2026 LLC	12.50%	LLC Equity Interest	9/25/2026	8,000	7,933	(7)(9)(10)(11)
Total: JV Equity				36,500	36,366		3.29%

Total Investments				2,459,088	2,410,129		217.83%

Derivative Instruments

Description	Hedged Item	Company Receives	Company Pays	Counterparty[24]	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)[25]
Interest rate swap	September 2031 Notes	6.75%	SOFR + 2.1587%	ING Capital Markets LLC	September 15, 2031	$350,000	$(4,252)	$—	$(4,252)
Total Derivative Instruments						$350,000	$(4,252)	$—	$(4,252)

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
(3)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") or Prime (“P”) and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR or Prime and the current contractual interest rate in effect at September 30, 2026. Certain investments are subject to an interest rate floor. As noted above, certain investments accrue payment-in-kind ("PIK") interest. SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.00% to 0.26161%.
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
(5)Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither control investments nor affiliate investments. Investments are classified as non-control/non-affiliate investments, unless otherwise noted. At September 30, 2026, the Company held $1,951.3 million of non-control/non-affiliate investments (at fair value), which represented approximately 81.0% of the Company’s total investments. The fair value of these investments as a percent of net assets is 176.3%.
(6)Affiliate investments are generally defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as control investments. At September 30, 2026, the Company held $359.2 million of affiliate investments (at fair value), which represented approximately 14.9% of the Company’s total investments. The fair value of these investments as a percent of net assets is 32.5%.
(7)Control investments are generally defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on its board. At September 30, 2026, the Company held $99.6 million of control investments (at fair value), which represented approximately 4.1% of the Company's total investments. The fair value of these investments as a percent of net assets is 9.0%. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if its unconsolidated subsidiaries are considered "significant subsidiaries." As of September 30, 2026, there were no unconsolidated subsidiaries that are considered "significant subsidiaries."
(8)The investment is structured as a first lien last out term loan.
(9)Indicates assets that are not considered "qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, approximately 9.5% of the Company's total assets (at fair value) were non-qualifying assets.
(10)The investment has an unfunded commitment as of September 30, 2026. Refer to Note 12 - Commitments and Contingencies for further discussion.
(11)Income producing through dividends or distributions.
(12)As of September 30, 2026, the cumulative gross unrealized appreciation for U.S. federal income tax purposes was approximately $106.1 million; cumulative gross unrealized depreciation for federal income tax purposes was $166.8 million. Cumulative net unrealized depreciation was $60.7 million, based on a tax cost of $2,470.9 million.
(13)Investment is held through a wholly-owned taxable subsidiary that has elected to be treated as a corporation for U.S. federal income tax purposes. Refer to Note 1 - Organization and Basis of Presentation for further discussion.
(14)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments, which, as of September 30, 2026, represented 217.8% of the Company's net assets or 95.5% of the Company's total assets, are generally subject to certain limitations on resale, and may be deemed "restricted securities" under the Securities Act.
(15)The investment is structured as a split lien term loan, which provides the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor.
(16)Investment is on non-accrual status as of September 30, 2026, meaning the Company has ceased to recognize interest income on the investment.
(17)Negative cost in this column represents the original issue discount of certain undrawn revolvers and delayed draw term loans.
(18)Equity ownership may be held in shares or units of a company that is either wholly owned by the portfolio company or under common control by the same parent company to the portfolio company.

(19)The investment is structured as a first lien first out term loan.
(20)The rate presented represents a weighted average rate for borrowings under the facility as of September 30, 2026.
(21)Unless otherwise noted, all portfolio company headquarters are based in the United States.
(22)Portfolio company headquarters are located outside of the United States.
(23)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(24)The Company maintains an International Swaps and Derivatives Association (“ISDA”) contract with its derivatives counterparty.
(25)Since the hedging relationship qualifies for the shortcut method, the basis of the hedged item is adjusted through interest expense by an amount exactly equal and offsetting to the change in fair value of the hedged instrument. See Note 6 - Derivative Instruments for more information on the interest rate swap.
As of September 30, 2026, there were no investments that represented greater than 5% of our total assets.

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

The consolidated financial statements are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of our management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of consolidated financial statements for the interim periods included herein. The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended March 31, 2026 and 2025. Consolidated financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Under the 1940 Act, a BDC must meet certain requirements, including investing at least 70% of its total assets in qualifying assets. As of September 30, 2026, the Company had 90.5% of its total assets (at fair value) in qualifying assets. The principal categories of qualifying assets relevant to our business are:

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

For the quarter ended September 30, 2026, the Company satisfied all RIC requirements and had 11.7% of its total assets in nonqualified assets according to measurement criteria established in Section 851(d) of the Code.

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

Cash and Cash Equivalents Cash and cash equivalents, which consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase, are carried at cost, which approximates fair value. Cash may be held in a money market fund from time to time, which is a Level 1 security. At September 30, 2026 and March 31, 2026, cash held in money market funds amounted to $33.5 million and $11.8 million, respectively. Cash and cash equivalents includes deposits at financial institutions. We deposit our cash balances in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2026 and March 31, 2026, cash balances totaling $46.1 million and $27.5 million, respectively, exceeded FDIC insurance limits, subjecting us to risk related to the uninsured balance. All of our cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. Restricted cash includes cash held as collateral for interest rate swaps and cash that may be restricted due to legal or contractual obligations and is not readily available for general business operations.

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

Interest and Dividend Income Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we generally will establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding its ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2026, investments on non-accrual status represented approximately 1.4% of our total investment portfolio at fair value and approximately 3.5% at cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio at fair value and approximately 2.4% at cost.

Payment-in-Kind Interest The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. For the three and six months ended September 30, 2026, approximately 7.4% and 7.7%, respectively, of CSWC's total investment income was attributable to non-cash PIK interest income. For the three and six months ended September 30, 2025, approximately 4.9% and 5.4%, respectively, of CSWC’s total investment income was attributable to non-cash PIK interest income.

Fee Income Recurring fee income, generally collected in advance, includes fees for administrative services rendered by the Company. These fees are typically charged annually and are amortized into income over the year. The Company recognizes nonrecurring fees, including prepayment penalties, waiver fees, arranger fees and amendment fees, as fee income when earned. In addition, the Company also may be entitled to an exit fee to be paid at the termination of the loan. Loan exit fees are accreted into fee income over the contractual life of the loan.

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

Derivative Instruments The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Company designated its interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instrument and hedged item are recorded in interest expense in the Consolidated Statements of Operations. The Company’s interest rate swap is used to hedge the Company’s fixed rate debt, and therefore, the periodic payment related to the interest rate swap will be recognized as interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available.

Debt Issuance Costs Debt issuance costs include commitment fees and other costs related to the Corporate Credit Facility (as defined below), the SPV Credit Facility (as defined below), the Company's unsecured notes (as discussed further in Note 5 - Borrowings) and the debentures guaranteed by the SBA (the "SBA Debentures"). The costs in connection with the Credit Facilities (as defined below) have been capitalized and are amortized into interest expense over the term of the respective credit facility. The costs in connection with the unsecured notes and the SBA Debentures are a direct deduction from the related debt liability and amortized into interest expense over the term of the August 2028 Notes (as defined below), the 2029 Convertible Notes (as defined below), the September 2030 Notes (as defined below), the September 2031 Notes (as defined below) and the SBA Debentures.

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

Leases The Company is obligated under an operating lease pursuant to which it is leasing an office facility from a third party with a remaining term of approximately 9.0 years. The operating lease is included as an operating lease right-of-use ("ROU") asset, included in other assets, and operating lease liability, included in other liabilities, in the accompanying Consolidated Statements of Assets and Liabilities. The Company does not have any financing leases.

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

In lieu of distributing our net capital gains for a year, we may decide to retain some or all of our net capital gains. We will be required to pay a 21% corporate rate U.S. federal income tax on any such retained net capital gains. We may elect to treat such retained capital gain as a deemed distribution to shareholders. Under such circumstances, shareholders will be required to include their share of such retained capital gain in income, but will receive a credit for the amount of U.S. federal income tax paid at corporate rates with respect to their shares. As an investment company that qualifies as a RIC, federal income taxes payable on security gains that we elect to retain are accrued only on the last day of our tax year, December 31. Any net capital gains actually distributed to shareholders and properly reported by us as capital gain dividends are generally taxable to the shareholders as long-term capital gains. See Note 7 - Income Taxes for further discussion.

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

Management evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the CSWC level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. Management’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC Topic 740, Income Taxes, ("ASC 740") for the current period. Also, we account for interest and, if applicable, penalties for any uncertain tax positions as a component of income tax provision. No interest or penalties expense was recorded during the three and six months ended September 30, 2026 and 2025.

Deferred Taxes Deferred tax assets and liabilities are recorded for losses or income at the Taxable Subsidiary using statutory tax rates. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. See Note 7 - Income Taxes for further discussion.

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

3.    INVESTMENTS

The following table shows the composition of the investment portfolio, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2026:
First lien loans (1)(2)	$2,155,196	89.4%	194.8%	$2,234,534	90.9%
Second lien loans (2)	25,098	1.0	2.2	26,029	1.0
Subordinated debt (3)	1,214	0.1	0.1	1,386	0.1
Preferred equity	83,488	3.5	7.5	89,037	3.6
Common equity & warrants	106,876	4.4	9.7	70,542	2.9
Earnout	1,891	0.1	0.2	1,060	—
JV equity (4)	36,366	1.5	3.3	36,500	1.5
	$2,410,129	100.0%	217.8%	$2,459,088	100.0%

March 31, 2026:
First lien loans (1)(2)	$1,890,406	90.1%	187.0%	$1,948,890	92.0%
Second lien loans (2)	24,931	1.2	2.5	26,064	1.2
Subordinated debt (3)	1,157	0.1	0.1	1,337	0.1
Preferred equity	74,638	3.5	7.4	82,020	3.8
Common equity & warrants	102,276	4.9	10.1	57,717	2.7
Earnout	4,038	0.2	0.4	3,457	0.2
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%

(1)Included in first lien loans are loans structured as first lien last out loans. These loans may, in certain cases, be subordinated in payment priority to other senior secured lenders. As of September 30, 2026 and March 31, 2026, the fair value of the first lien last out loans was $146.2 million and $23.5 million, respectively, which represents 6.1% and 1.1%, respectively, of the total portfolio at fair value.
(2)Included in first lien loans and second lien loans are loans structured as split lien term loans. These loans provide the Company with a first lien priority on certain assets of the obligor and a second lien priority on different assets of the obligor. As of September 30, 2026 and March 31, 2026, the fair value of the split lien term loans included in first lien loans was $80.4 million and $55.9 million, respectively, which represents 3.3% and 2.7%, respectively, of the total portfolio at fair value. As of September 30, 2026 and March 31, 2026, the fair value of the split lien term loans included in second lien loans was $25.1 million and $24.9 million, respectively, which represents 1.0% and 1.2%, respectively, of the total portfolio at fair value.
(3)Included in subordinated debt are unsecured convertible notes with a fair value of $0.2 million as of both September 30, 2026 and March 31, 2026.
(4)Included in JV equity are the Company's investments in CapTrin Partners, LLC ("CapTrin") and Desert Star 2026 LLC ("Desert Star"), each of which is a joint venture between Capital Southwest Corporation and Trinity Capital Inc. CapTrin primarily invests in first-out senior secured debt opportunities in the LMM, while Desert Star primarily invests in loans and debt instruments with a focus on technology. Additional information regarding these investments is provided in the sections entitled "CapTrin Partners, LLC" and "Desert Star 2026 LLC" below.

The following tables show the composition of the investment portfolio by industry, at fair value and cost (with corresponding percentage of total portfolio investments) as of September 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2026:
Healthcare Services	$293,004	12.1%	26.5%	$325,092	13.2%
Consumer Services	230,982	9.6	20.9	249,649	10.3
Consumer Products	230,095	9.5	20.8	217,675	8.9
Media & Marketing	212,576	8.8	19.2	213,016	8.7
Food, Agriculture & Beverage	139,774	5.8	12.6	150,531	6.1
Transportation & Logistics	123,450	5.1	11.2	100,588	4.1
Financial Services	123,015	5.1	11.1	114,749	4.7
Business Services	99,852	4.1	9.0	103,933	4.2
Software	95,604	4.0	8.6	94,477	3.8
Research & Consulting Services	92,038	3.8	8.3	92,028	3.7
Commercial Services & Supplies	78,963	3.3	7.1	77,682	3.2
Industrial Machinery	68,994	2.9	6.2	74,327	3.0
Industrial Services	60,594	2.5	5.5	59,896	2.4
Environmental Services	59,696	2.5	5.4	64,263	2.6
Pharmaceuticals, Biotechnology & Life Sciences	51,347	2.1	4.6	55,009	2.2
IT Services	49,310	2.0	4.5	49,033	2.0
Healthcare Equipment & Supplies	47,332	2.0	4.3	49,597	2.0
Telecommunications	45,463	1.9	4.1	50,877	2.1
Distribution	37,938	1.6	3.4	33,772	1.4
Multi-Sector Holdings (1)	36,366	1.5	3.3	36,500	1.5
Specialty Retail	33,398	1.4	3.0	31,560	1.3
Education	30,627	1.3	2.8	43,515	1.8
Healthcare Products	29,221	1.2	2.6	29,649	1.2
Restaurants	28,625	1.2	2.6	28,012	1.1
Industrial Products	28,344	1.2	2.6	17,958	0.7
Aerospace & Defense	28,214	1.2	2.7	28,214	1.1
Energy Services	22,438	0.9	2.0	22,199	0.9
Movies & Entertainment	18,095	0.8	1.6	25,543	1.0
Technology Products & Components	10,015	0.4	0.9	9,957	0.4
Building & Infrastructure Products	4,759	0.2	0.4	9,787	0.4
	$2,410,129	100.0%	217.8%	$2,459,088	100.0%
(1)Included in Multi-sector holdings are the Company's investments in CapTrin and Desert Star, each of which is a joint venture between Capital Southwest Corporation and Trinity Capital Inc. CapTrin primarily invests in first-out senior secured debt opportunities in the LMM, while Desert Star primarily invests in loans and debt instruments with a focus on technology. Additional information regarding these investments is provided in the sections entitled "CapTrin Partners, LLC" and "Desert Star 2026 LLC" below.

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

The following tables summarize the composition of the investment portfolio by geographic region of the United States, at fair value and cost (with corresponding percentage of total portfolio investments), as of September 30, 2026 and March 31, 2026:

	Fair Value	Percentage of Total Portfolio at Fair Value	Percentage of Net Assets at Fair Value	Cost	Percentage of Total Portfolio at Cost
	(dollars in thousands)
September 30, 2026:
Northeast	$699,561	29.0%	63.2%	$697,820	28.4%
West	440,662	18.3	39.8	439,563	17.9
Southeast	432,591	18.0	39.1	475,861	19.3
Southwest	431,609	17.9	39.0	437,785	17.8
Midwest	330,276	13.7	29.9	334,019	13.6
International	39,064	1.6	3.5	37,540	1.5
Multi-Sector Holdings (1)	36,366	1.5	3.3	36,500	1.5
	$2,410,129	100.0%	217.8%	$2,459,088	100.0%

March 31, 2026:
Northeast	$576,279	27.5%	57.0%	$579,895	27.4%
Southwest	446,244	21.3	44.1	433,468	20.4
Southeast	421,730	20.1	41.8	460,151	21.7
West	358,529	17.1	35.5	351,246	16.6
Midwest	262,879	12.5	26.0	264,801	12.5
International	31,785	1.5	3.1	29,924	1.4
	$2,097,446	100.0%	207.5%	$2,119,485	100.0%
(1)Included in Multi-sector holdings are the Company's investments in CapTrin and Desert Star, each of which is a joint venture between Capital Southwest Corporation and Trinity Capital Inc. CapTrin primarily invests in first-out senior secured debt opportunities in the LMM, while Desert Star primarily invests in loans and debt instruments with a focus on technology. Additional information regarding these investments is provided in the sections entitled "CapTrin Partners, LLC" and "Desert Star 2026 LLC" below.
CapTrin Partners, LLC

On January 22, 2026, the Company and Trinity Capital Inc. ("Trinity") formed CapTrin Partners, LLC ("CapTrin"), a joint venture established for the purpose of primarily investing in first out senior secured debt opportunities in the LMM. All investment and operational decisions for CapTrin are made by CapTrin's board of managers, which consists of equal representation from both joint venture partners. CapTrin is owned equally by the Company and Trinity, with each holding a 50% equity interest and making a $50.0 million capital commitment. As of September 30, 2026, approximately $57.0 million of capital commitments were funded, of which $28.5 million was funded by CSWC.

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

As of September 30, 2026, CapTrin had total assets of $132.4 million. CapTrin currently has approximately $126.7 million of debt investments at fair value. The portfolio companies in CapTrin are in industries similar to those in which we invest directly. During the quarter ended September 30, 2026, CapTrin declared a total dividend of $1.0 million, of which $0.5 million was paid to CSWC in October 2026.

Below is certain summarized financial information for CapTrin as of September 30, 2026 and for the six months ended September 30, 2026 (amounts in thousands):

September 30, 2026
Selected Balance Sheet Information:
Investments, at fair value (cost $126,507)	$126,706
Cash and cash equivalents	2,492
Interest receivable	1,398
Deferred financing costs and other assets	1,791
Total assets	$132,387

Senior credit facility payable	$74,000
Other liabilities	1,514
Total liabilities	$75,514
Members' equity	56,873
Total liabilities and members' equity	$132,387

	Three Months Ended September 30,	Period from April 22, 2026 (commencement of operations) through
	2026	September 30, 2026
Selected Statement of Operations Information:
Total revenues	$2,309	$3,426
Total expenses	(1,325)	(2,232)
Net investment income	$984	$1,194
Net unrealized appreciation	240	198
Net increase in members' equity resulting from operations	$1,224	$1,392

Below is a listing of the individual loans in CapTrin's portfolio as of September 30, 2026 (in thousands):

Portfolio Company	Type of Investment	Current Interest Rate[1]				Maturity	Principal	Cost	Fair Value[2]
		Coupon	Reference	Spread	Floor
Commercial Services & Supplies
MYNTS HOLDINGS, LLC	First Lien - Term Loan A3	7.73%	SOFR (Q)	4.00%	1.50%	5/5/2031	12,500	12,412	12,500
VP MOVE PURCHASER, INC.	First Lien - Term Loan A	8.48%	SOFR (Q)	4.75%	2.00%	2/4/2030	8,500	8,470	8,441
Subtotal: Commercial Services & Supplies							21,000	20,882	20,941
Consumer Products
CLUTCH, INC.	First Lien - Term Loan A3	7.48%	SOFR (Q)	3.75%	2.00%	11/13/2030	15,000	14,924	15,000
TRU FRAGRANCE & BEAUTY LLC	First Lien - Term Loan A	8.73%	SOFR (Q)	5.00%	1.50%	3/21/2029	8,487	8,526	8,487
Subtotal: Consumer Products							23,487	23,450	23,487
Consumer Services
AMERICAN PET RESORT, LLC	First Lien - Term Loan A3	8.07%	SOFR (Q)	4.00%	2.00%	12/17/2030	12,500	12,461	12,500
Subtotal: Consumer Services							12,500	12,461	12,500
Distribution
YUMI DSD MIDCO, LLC	First Lien - Term Loan A3	7.74%	SOFR (Q)	4.00%	1.50%	8/25/2031	15,000	14,889	14,889
Subtotal: Distribution							15,000	14,889	14,889
Healthcare Products
MICROBE FORMULAS LLC	First Lien	9.50%	SOFR (M)	5.50%	1.00%	4/3/2028	3,980	3,995	3,980
Subtotal: Healthcare Products							3,980	3,995	3,980
Healthcare Services
NEULIFE REHABILITATION OF FLORIDA, INC.	First Lien	8.23%	SOFR (Q)	4.50%	2.00%	4/18/2031	10,000	9,977	10,000
Subtotal: Healthcare Services							10,000	9,977	10,000
Industrial Products
AIR PRODUCTS AND CONTROLS, INC.	First Lien - Term Loan A3	7.73%	SOFR (Q)	4.00%	2.00%	6/2/2031	4,938	4,897	4,938
Subtotal: Industrial Products							4,938	4,897	4,938
IT Services
NGP ROBO OPCO, LLC	First Lien - Term Loan A3	7.73%	SOFR (Q)	4.00%	2.00%	6/30/2031	6,000	5,957	6,000
Subtotal: IT Services							6,000	5,957	6,000
Media & Marketing
BOND BRAND LOYALTY ULC	First Lien - Term Loan A	8.63%	SOFR (Q)	4.75%	2.00%	5/1/2028	8,729	8,768	8,721
IGNITE VISIBILITY LLC	First Lien - Term Loan A	8.48%	SOFR (Q)	4.75%	1.00%	12/1/2028	5,000	5,022	5,000
Subtotal: Media & Marketing							13,729	13,790	13,721
Research & Consulting Services
FS VECTOR LLC	First Lien - Term Loan A4	8.64%	SOFR (Q)	4.75%	1.00%	4/26/2028	11,000	10,937	11,000
Subtotal: Research & Consulting Services							11,000	10,937	11,000
Specialty Retail
ATS OPERATING, LLC	First Lien - Term Loan A	8.99%	SOFR (Q)	5.00%	1.00%	1/18/2028	5,250	5,272	5,250
Subtotal: Specialty Retail							5,250	5,272	5,250
Total Investments							$126,884	$126,507	$126,706
1Represents the interest rate as of September 30, 2026. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR in effect at September 30, 2026. Certain investments are subject to an interest rate floor.
2Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of CapTrin. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
3The investment is structured as a first lien first out term loan.
4The rate presented represents a weighted average rate for borrowings under the facility as of September 30, 2026.

Desert Star 2026 LLC

On September 21, 2026, the Company entered into the Amended and Restated Limited Liability Company Agreement of Desert Star 2026 LLC ("Desert Star") with Trinity. Desert Star is a joint venture established for the purpose of primarily investing in loans and debt instruments with a focus on technology. All investment and operational decisions for Desert Star are made by Desert Star's board of managers, which consists of equal representation from both joint venture partners. The Company owns a 12.5% equity interest in Desert Star and made a $25.0 million capital commitment. As of September 30, 2026, approximately $64.0 million of capital commitments were funded, of which $8.0 million was funded by the Company.

On September 22, 2026, Desert Star entered into a credit agreement relating to its special purpose vehicle financing credit facility (the "Desert Star Credit Facility") to provide additional liquidity to support its investment and operational activities. The Desert Star Credit Facility is secured by a pledge of 100% of the equity interest in Desert Star 2026 Funding, LLC ("Desert Star Funding"), a wholly owned subsidiary of Desert Star, and Desert Star Funding's assets. The Desert Star Credit Facility includes an initial commitment of $100.0 million. Borrowings under the Desert Star Credit Facility bear interest at a rate equal to SOFR plus 2.50% per annum. The Desert Star Facility has a reinvestment period until September 22, 2028 and matures on September 22, 2030.

As of September 30, 2026, Desert Star had total assets of $133.8 million. Desert Star currently has approximately $128.2 million of debt investments at fair value. Below is certain summarized financial information for Desert Star as of September 30, 2026 and for the six months ended September 30, 2026 (amounts in thousands):

Selected Balance Sheet Information:	September 30, 2026
Investments, at fair value (cost $128,168)	$128,183
Cash and cash equivalents	3,176
Interest receivable	1,450
Deferred financing costs and other assets	998
Total assets	$133,807

Senior credit facility payable	$70,000
Other liabilities	341
Total liabilities	$70,341
Members' equity	63,466
Total liabilities and members' equity	$133,807

Period from September 21, 2026 (commencement of operations) through
Selected Statement of Operations Information:	September 30, 2026
Total revenues	$233
Total expenses	(781)
Net investment loss	$(548)
Net unrealized appreciation	14
Net increase in members' equity resulting from operations	$(534)

Below is a listing of the individual loans in Desert Star's portfolio as of September 30, 2026 (in thousands):

Portfolio Company	Type of Investment	Current Interest Rate[1]				Maturity	Principal	Cost	Fair Value[2]
		Coupon	Reference	Spread	Floor
Artificial Intelligence ("AI") Automation & Infrastructure
AUGMENTED REALITY CONCEPTS, INC.	First Lien	11.30%	SOFR (Q)	7.32%	1.00%	6/18/2029	$4,487	$4,452	$4,463
IGRAFX, LLC	First Lien	9.65%	SOFR (M)	5.75%	1.00%	11/12/2028	$2,481	$2,477	$2,486
Subtotal: AI Automation & Infrastructure							$6,968	$6,929	$6,949
Consumer Products & Services
CLUTCH, INC.	First Lien - Term Loan B & Term Loan C	9.90%	SOFR (Q)	6.16%	2.00%	6/30/2031	$9,000	$9,089	$9,090
Subtotal: Consumer Products & Services							$9,000	$9,089	$9,090
Healthcare Technology
CLEARWAVE PARENT, INC	First Lien	11.17%	SOFR (M)	7.27%	0.75%	10/22/2027	$3,728	$3,696	$3,696
LIGHTNING STEP TECHNOLOGIES, LLC	First Lien	10.98%	SOFR (M)	7.08%	1.00%	8/1/2030	$9,000	$8,904	$8,889
Subtotal: Healthcare Technology							$12,728	$12,600	$12,585
Other Healthcare Services
RENALOGIC HOLDINGS, INC.	First Lien	9.82%	SOFR (Q)	5.75%	1.00%	6/30/2030	$9,406	$9,306	$9,306
Subtotal: Other Healthcare Services							$9,406	$9,306	$9,306
Software as a Service ("SaaS")
AXOSOFT, LLC (dba GitKraken)	First Lien	9.58%	SOFR (Q)	5.75%	1.00%	9/3/2031	$9,750	$9,654	$9,654
CCP INTERGALACTIC BUYER, LLC	First Lien	9.26%	SOFR (Q)	5.50%	1.00%	9/15/2030	$3,772	$3,759	$3,748
CHIROHD, LLC	First Lien	9.51%	SOFR (Q)	5.75%	1.00%	8/7/2031	$4,500	$4,456	$4,456
CONSENSUS SALES, LLC	First Lien	11.07%	SOFR (Q)	7.25%	1.00%	6/5/2031	$4,425	$4,478	$4,501
CW ACQUISITIONSCO (dba Caseworthy)	First Lien	12.36%	SOFR (Q)	8.50%	1.00%	6/12/2032	$5,000	$5,048	$5,033
EYELIT TECHNOLOGIES, INC	First Lien	9.68%	SOFR (M)	6.00%	1.00%	11/4/2029	$2,405	$2,352	$2,351
HOMETOWN TICKETING, INC.	First Lien	11.82%	SOFR (Q)	7.74%	1.00%	11/25/2029	$4,950	$4,940	$4,919
KIBO SOFTWARE, INC.	First Lien	9.49%	SOFR (Q)	5.75%	1.00%	5/22/2031	$8,750	$8,801	$8,777
ORGCHART, LLC	First Lien	9.40%	SOFR (M)	5.50%	1.00%	1/14/2031	$4,975	$4,990	$5,025
SERVICETRADE, INC.	First Lien	8.55%	SOFR (Q)	4.75%	1.00%	8/15/2029	$5,400	$5,355	$5,344
SOCI, INC.	First Lien	11.75%	SOFR (S)	7.90%	0.75%	10/3/2029	$7,742	$7,723	$7,706
TICKETURE LLC	First Lien	10.32%	SOFR (Q)	6.25%	1.00%	7/25/2030	$10,688	$10,629	$10,582
XYTECH SYSTEMS, LLC	First Lien	10.01%	SOFR (Q)	6.25%	1.00%	2/26/2030	$7,565	$7,446	$7,435
Subtotal: SaaS							$79,922	$79,631	$79,531
Supply Chain Technology
INKTAVO, LLC	First Lien	10.82%	SOFR (Q)	6.75%	1.00%	10/15/2031	$10,746	$10,613	$10,722
Subtotal: Supply Chain Technology							$10,746	$10,613	$10,722
Total Investments							$128,770	$128,168	$128,183
1.Represents the interest rate as of September 30, 2026. All interest rates are payable in cash, unless otherwise noted. The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") and reset daily (D), monthly (M), quarterly (Q), or semiannually (S). For each investment, the Company has provided the spread over SOFR in effect at September 30, 2026. Certain investments are subject to an interest rate floor.
2.Represents the fair value determined utilizing a similar process as the Company in accordance with ASC 820. However, the determination of such fair value is determined by the Board of Managers of Desert Star. It is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

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
As of September 30, 2026 and March 31, 2026, 100% of CSWC's investment portfolio consisted of privately held debt and equity instruments for which inputs falling within the categories of Level 1 and Level 2 are generally not readily available. Therefore, the Valuation Committee determines the fair value of our investments (excluding investments for which fair value is measured at net asset value ("NAV")) in good faith using Level 3 inputs, pursuant to CSWC's valuation policy and procedures subject to the oversight of the Board of Directors.

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

CSWC uses several different valuation approaches depending on the security type including the Market Approach, the Income Approach, the Enterprise Value Waterfall Approach and the NAV Valuation Method.

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

The following fair value hierarchy tables set forth our investment portfolio by level as of September 30, 2026 and March 31, 2026 (in thousands):

		Fair Value Measurements
		at September 30, 2026 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
First lien loans	$2,155,196	$—	$—	$2,155,196
Second lien loans	25,098	—	—	25,098
Subordinated debt	1,214	—	—	1,214
Preferred equity	83,488	—	—	83,488
Common equity & warrants	106,876	—	—	106,876
Earnout	1,891	—	—	1,891
Subtotal	2,373,763	—	—	2,373,763
Investments measured at net asset value (1)	36,366	—	—	—
Total Investments at Fair Value	$2,410,129	$—	$—	$2,373,763
Derivatives:
Derivative liabilities (2)	$4,252	$—	$4,252	$—
Total Derivatives at Fair Value	$4,252	$—	$4,252	$—

		Fair Value Measurements
		at March 31, 2026 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien loans	$1,890,406	$—	$—	$1,890,406
Second lien loans	24,931	—	—	24,931
Subordinated debt	1,157	—	—	1,157
Preferred equity	74,638	—	—	74,638
Common equity & warrants	102,276	—	—	102,276
Earnout	4,038	—	—	4,038
Total Investments at Fair Value	$2,097,446	$—	$—	$2,097,446

(1)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Consolidated Statements of Assets and Liabilities. For our investments in CapTrin and Desert Star at September 30, 2026, the redemption restrictions dictate that we cannot withdraw our membership interest without board approval. We are permitted to sell or transfer our membership interest provided we deliver written notice of such transfer to the other member no later than 30 business days prior to the sale or transfer.
(2)See Note 6 - Derivative Instruments for more information.

The tables below present the Valuation Techniques and Significant Unobservable Inputs (ranges and weighted averages) used in the valuation of CSWC’s debt and equity securities at September 30, 2026 and March 31, 2026. Significant Level 3 Inputs were weighted by the relative fair value of the investments. The tables are not intended to be all inclusive, but instead capture the significant unobservable inputs relevant to our determination of fair value.

		Fair Value at	Significant
	Valuation	September 30, 2026	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,882,827	Discount Rate	5.5% - 78.7%	13.5%
	Market Approach	236,651	Cost	98.3 - 99.3	99.0
	Enterprise Value Waterfall Approach	35,718	EBITDA Multiple	6.1x - 7.8x	7.6x
			Discount Rate	12.9% - 25.4%	14.4%
Second lien loans	Income Approach	25,098	Discount Rate	10.7% - 17.8%	13.3%
Subordinated debt	Income Approach	608	Discount Rate	12.5% - 12.5%	12.5%
	Market Approach	49	Cost	100.0 - 100.0	100.0
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	7.6x - 8.0x	7.9x
			Discount Rate	13.2% - 17.5%	14.5%
Preferred equity	Enterprise Value Waterfall Approach	81,202	EBITDA Multiple	4.5x - 17.6x	7.6x
			Discount Rate	12.3% - 48.1%	17.0%
	Market Approach	2,286	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	96,276	EBITDA Multiple	3.4x - 16.2x	7.2x
			Discount Rate	9.2% - 29.3%	14.0%
	Market Approach	10,600	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	1,891	Discount Rate	34.4% - 34.4%	34.4%
Total Level 3 Investments		$2,373,763

		Fair Value at	Significant
	Valuation	March 31, 2026	Unobservable		Weighted
Type	Technique	(in thousands)	Inputs	Range	Average

First lien loans	Income Approach	$1,786,594	Discount Rate	4.0% - 126.1%	11.7%
	Market Approach	85,731	Cost	95.2 - 100.0	99.0
	Enterprise Value Waterfall Approach	18,081	EBITDA Multiple	8.4x - 9.0x	8.6x
			Discount Rate	12.6% - 19.1%	15.0%
Second lien loans	Income Approach	24,931	Discount Rate	7.9% - 17.0%	11.1%
Subordinated debt	Income Approach	600	Discount Rate	10.9% - 10.9%	10.9%
	Enterprise Value Waterfall Approach	557	EBITDA Multiple	6.0x - 8.0x	6.6x
			Discount Rate	14.3% - 17.4%	15.3%
Preferred equity	Enterprise Value Waterfall Approach	73,638	EBITDA Multiple	4.0x - 13.8x	7.2x
			Discount Rate	11.5% - 47.6%	17.8%
	Market Approach	1,000	Cost	100.0 - 100.0	100.0
Common equity & warrants	Enterprise Value Waterfall Approach	101,526	EBITDA Multiple	3.5x - 16.4x	7.9x
			Discount Rate	10.5% - 30.8%	14.0%
	Market Approach	750	Cost	100.0 - 100.0	100.0
Earnout	Income Approach	4,038	Discount Rate	33.4% - 33.4%	33.4%
Total Level 3 Investments		$2,097,446

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments from one fair value level to another. During the three and six months ended September 30, 2026 and 2025, we had no transfers between fair value levels.

The following tables provide a summary of changes in the fair value of investments measured using Level 3 inputs during the six months ended September 30, 2026 and 2025 (in thousands):

	Fair Value March 31, 2026	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2026	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,890,406	$(21,528)	$507,688	$(141,756)	$10,577	$(90,191)	$—	$2,155,196	$(21,068)
Second lien loans	24,931	201	45	(235)	156	—	—	25,098	202
Subordinated debt	1,157	8	49	—	—	—	—	1,214	8
Preferred equity	74,638	1,833	7,017	—	—	—	—	83,488	1,833
Common equity & warrants	102,276	(3,564)	13,325	—	—	(5,161)	—	106,876	(5,895)
Earnout	4,038	250	—	—	—	(2,397)	—	1,891	250
JV equity	—	(134)	36,500	—	—	—	—	36,366	(134)
Total Investments	$2,097,446	$(22,934)	$564,624	$(141,991)	$10,733	$(97,749)	$—	$2,410,129	$(24,804)

	Fair Value March 31, 2025	Realized & Unrealized Gains (Losses)	Purchases of Investments (1)	Repayments	PIK Interest Capitalized	Divestitures	Conversion/Exchange of Security	Fair Value September 30, 2025	YTD Unrealized Appreciation (Depreciation) on Investments held at period end
First lien loans	$1,586,622	$(19,113)	$236,403	$(116,337)	$6,107	$(1,789)	$(3,951)	$1,687,942	$(16,012)
Second lien loans	18,066	(922)	26	—	—	—	—	17,170	(922)
Subordinated debt	1,218	2	57	(146)	8	—	—	1,139	2
Preferred equity	102,918	(7,860)	3,427	—	—	(31,323)	(688)	66,474	(3,475)
Common equity & warrants	76,475	20,922	2,563	—	—	(3,159)	4,639	101,440	20,501
Earnout	—	285	3,457	—	—	—	—	3,742	285
Total Investments	$1,785,299	$(6,686)	$245,933	$(116,483)	$6,115	$(36,271)	$—	$1,877,907	$379

(1)Includes purchases of new investments, as well as discount accretion on existing investments.

5.    BORROWINGS

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2026, the Company’s asset coverage was 198%.

The Company had the following borrowings outstanding as of September 30, 2026 and March 31, 2026 (amounts in thousands):

	Outstanding Balance	Unamortized Debt Issuance Costs and Debt Discount/Premium (1)	Recorded Value	Estimated Fair Value (2)
September 30, 2026
SBA Debentures	$289,000	$(7,336)	$281,664	$267,313
Corporate Credit Facility	90,000	—	90,000	90,000
SPV Credit Facility	105,000	—	105,000	105,000
2029 Convertible Notes	230,000	(4,674)	225,326	241,793
September 2030 Notes	350,000	(5,355)	344,645	329,421
September 2031 Notes (3)	350,000	(7,883)	337,866	347,921
	$1,414,000	$(25,248)	$1,384,501	$1,381,448

March 31, 2026
SBA Debentures	$223,000	$(5,333)	$217,667	$214,238
Corporate Credit Facility	245,000	—	245,000	245,000
SPV Credit Facility	100,000	—	100,000	100,000
2029 Convertible Notes	230,000	(5,413)	224,587	218,150
September 2030 Notes	350,000	(6,029)	343,971	344,385
	$1,148,000	$(16,775)	$1,131,225	$1,121,773
(1)The unamortized debt issuance costs for the Corporate Credit Facility and the SPV Credit Facility are reflected as "Debt issuance costs" on the Consolidated Statements of Assets and Liabilities.
(2)Each estimated fair value for the SBA Debentures, the 2029 Convertible Notes, the September 2030 Notes and the September 2031 Notes is a Level 3 fair value measurement under ASC 820 based on a valuation model using a discounted cash flow analysis. The estimated fair value of the Corporate Credit Facility and the SPV Credit Facility approximates its recorded value due to its variable interest rate.
(3)The recorded value of the September 2031 Notes includes adjustments of $4.3 million as a result of effective hedge accounting relationships, as applicable. See Note 6 - Derivative Instruments for more information on the interest rate swaps related to this unsecured note issuance.

For the three and six months ended September 30, 2026, the average amount of borrowings in total was $1,331.3 million and $1,247.4 million, respectively. The weighted average interest rate of all the Company's outstanding debt was 5.61% and 5.57% for the three and six months ended September 30, 2026, respectively. For the three and six months ended September 30, 2025, the average amount of borrowings in total was $991.7 million and $969.3 million, respectively. The weighted average interest of all the Company's outstanding debt was 5.49% and 5.47% for the three and six months ended September 30, 2025, respectively.

Credit Facilities

As of September 30, 2026, the Company had in place one revolving credit facility and one special purpose vehicle financing facility, the Corporate Credit Facility and the SPV Credit Facility, respectively (each defined below and together, the "Credit Facilities"). For the three and six months ended September 30, 2026, the weighted average interest rate on the Credit Facilities was 6.17% and 6.12% respectively, and the average debt outstanding under the Credit Facilities was $418.9 million and $382.0 million, respectively.

Corporate Credit Facility

In August 2016, CSWC entered into a senior secured revolving credit facility (the “Corporate Credit Facility”) to provide additional liquidity to support its investment and operational activities. On August 2, 2023, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement (as amended or otherwise modified from time to time, including the Amendment (as defined below), the "Credit Agreement"). Borrowings under the Corporate Credit Facility accrued interest at a rate equal to the applicable Adjusted Term SOFR plus 2.15% per annum. The Credit Agreement (1) increased commitments under the Corporate Credit Facility from $400 million to $435 million from a diversified group of lenders; (2) added an uncommitted accordion feature that could increase the maximum commitments up to $750 million; (3) extended the end of the Corporate Credit Facility's revolving period from August 9, 2025 to August 2, 2027 and extended the final maturity from August 9, 2026 to August 2, 2028; and (4) amended several financial covenants. On March 1, 2024, the Company entered into Amendment No. 1 to the Credit Agreement (the "Amendment"). The Amendment amended the Credit Agreement and other related loan documents to, among other things, permit the Company to enter into special purpose vehicle financings and exclude assets held by any such special purpose vehicle from the assets pledged as collateral securing the Corporate Credit Facility. In connection with the Credit Agreement, the Company recognized a realized loss on extinguishment of debt of $1.1 million during the three months ended September 30, 2026, which was equal to the write-off of the related unamortized debt issuance costs.

On September 2, 2026, the Company entered into the Fourth Amended and Restated Senior Secured Revolving Credit Agreement. Borrowings under the Corporate Credit Facility accrue interest at a rate equal to the applicable Term SOFR plus 2.00% per annum. The Credit Agreement (1) increased commitments under the Corporate Credit Facility from $510 million to $595 million from a diversified group of lenders, (2) increased the uncommitted accordion feature that could increase the maximum commitments from up to $750 million to up to $1 billion, (3) extended the revolving period from August 2, 2027 to September 2, 2030 and extended final maturity from August 2, 2028 to September 2, 2031, (4) reduced the unused commitment fees from a range of (i) 0.50%-1.00% to (ii) 0.50%-0.75% per annum, based on utilization, on the unused lender commitments; and (5) amended certain financial covenants.

As of September 30, 2026, the total commitments under the Corporate Credit Facility were $595 million provided by 11 lenders.

CSWC pays unused commitment fees of 0.50% to 0.75% per annum, based on utilization, on the unused lender commitments under the Corporate Credit Facility. The Corporate Credit Facility contains certain affirmative and negative covenants, including but not limited to: (1) certain reporting requirements; (2) maintaining RIC and BDC status; (3) maintaining a minimum senior coverage ratio of 2.00 to 1; (4) maintaining a minimum shareholders’ equity; (5) maintaining a minimum consolidated net worth; (6) maintaining a regulatory asset coverage of not less than 150%; and (7) maintaining an interest coverage ratio of at least 2.00 to 1.

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

The Corporate Credit Facility is secured by (1) all of the present and future property and assets of the Company and the guarantors and (2) 100% of the equity interests in certain of the Company’s wholly-owned subsidiaries (except for the assets held by the SBIC Subsidiaries and SPV). As of September 30, 2026, all of the Company’s assets were pledged as collateral for the Corporate Credit Facility, except for assets held by the SBIC Subsidiaries and SPV. As of September 30, 2026 and 2025, CSWC was in compliance with all financial covenants under the Credit Agreement.

The summary information regarding the Corporate Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$4,398	$3,398	$8,096	$6,860
Unused commitment fees	330	465	676	899
Amortization of deferred financing costs	540	609	1,149	1,218
Total interest and amortization of deferred financing costs	$5,268	$4,472	$9,921	$8,977

Weighted average interest rate	6.07%	6.72%	6.03%	6.68%
Average borrowings	$289,880	$202,391	$268,574	$205,328

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

The SPV Credit Facility is secured by all of the assets of SPV. As of September 30, 2026 and 2025, SPV was in compliance with all financial covenants under the Loan Agreement.

The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,065	$1,954	$3,591	$3,869
Unused commitment and other fees	240	299	632	605
Amortization of deferred financing costs	114	114	228	228
Total interest and amortization of deferred financing costs	$2,419	$2,367	$4,451	$4,702

Weighted average interest rate	6.40%	6.92%	6.33%	6.90%
Average borrowings	$129,011	$112,967	$113,454	$112,202

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

The summary information regarding the October 2026 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$—	$1,266	$—	$2,531
Amortization of deferred financing costs	—	192	—	385
Total interest and amortization of deferred financing costs	$—	$1,458	$—	$2,916

Weighted average interest rate	—%	3.50%	—%	3.50%
Average borrowings	$—	$150,000	$—	$150,000

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

The summary information regarding the August 2028 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$—	$1,393	$—	$2,785
Amortization of deferred financing costs	—	126	—	252
Total interest and amortization of deferred financing costs	$—	$1,519	$—	$3,037

Weighted average interest rate	—%	7.75%	—%	7.75%
Average borrowings	$—	$71,875	$—	$71,875

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

Certain key terms related to the convertible features of the 2029 Convertible Notes as of September 30, 2026 are as follows:

2029 Convertible Notes
Conversion premium	12.0%
Closing stock price at issuance	$22.33
Closing stock price date	November 4, 2024
Conversion price (1)	$24.47
Conversion rate (shares per $1,000 principal amount) (1)	40.87
Last conversion price calculation date	September 15, 2026
(1)Represents conversion price and conversion rate, as applicable, as of September 30, 2026, taking into account any applicable de minimis adjustments that will be made on the conversion date.

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

As reflected in Note 9 - Earnings Per Share, the issuance of the 2029 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share.

The summary information regarding the 2029 Convertible Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,947	$2,947	$5,894	$5,894
Amortization of deferred financing costs	370	370	740	740
Total interest and amortization of deferred financing costs	$3,317	$3,317	$6,634	$6,634

Weighted average interest rate	5.13%	5.13%	5.13%	5.13%
Average borrowings	$230,000	$230,000	$230,000	$230,000

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

The summary information regarding the September 2030 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$5,206	$694	$10,412	$694
Amortization of deferred financing costs	337	42	675	42
Total interest and amortization of deferred financing costs	$5,543	$736	$11,087	$736

Weighted average interest rate	5.95%	5.95%	5.95%	5.95%
Average borrowings (1)	$350,000	$350,000	$350,000	$350,000
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

September 2031 Notes

In September 2026, the Company issued $350.0 million in aggregate principal amount of 6.750% Notes due 2031 (the "September 2031 Notes"). The September 2031 Notes were issued at a price of 98.985% of the aggregate principal amount of the September 2031 Notes, resulting in a yield-to-maturity of 6.994%. The September 2031 Notes mature on September 15, 2031 and may be redeemed in whole or in part at any time prior to August 15, 2031, at par plus a "make-whole" premium, and thereafter at par. The September 2031 Notes bear interest at a rate of 6.750% per year, payable semi-annually in arrears on March 15 and September 15 of each year.

The summary information regarding the September 2031 Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$934	$—	$934	$—
Amortization of deferred financing costs	72	—	72	—
Total interest and amortization of deferred financing costs	$1,006	$—	$1,006	$—

Weighted average interest rate (1)	6.14%	—%	6.11%	—%
Average borrowings	$60,870	$—	$30,601	$—
(1)The weighted average interest rate includes the impact of the interest rate swap. See Note 6 - Derivative Instruments for more information on the interest rate swap.

In connection with the September 2031 Notes, the Company has entered into an interest rate swap. Under the interest rate swap, the Company receives a fixed interest rate of 6.75% and pays a floating interest rate of Daily Compounded SOFR plus 2.1587%. The Company designated the interest rate swap and the associated unsecured notes as a qualifying fair value hedge accounting relationship. See Note 6 - Derivative Instruments for more information on the interest rate swap.

The indenture governing the September 2031 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC and subject to certain other exceptions, and to provide financial information to the holders of the September 2031 Notes and the trustee under the indenture if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture and the eighth supplemental indenture relating to the September 2031 Notes.

In addition, holders of the September 2031 Notes can require the Company to repurchase some or all of the September 2031 Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date upon the occurrence of a “Change of Control Repurchase Event,” as defined in the eighth supplemental indenture relating to the September 2031 Notes.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. SBA Debentures are loans issued to an SBIC that have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million. As of September 30, 2026, SBIC I and SBIC II may borrow up to $175 million and $250 million, respectively, in SBA Debentures with at least $87.5 million and $125.0 million, respectively in regulatory capital (as defined in the SBA regulations).

The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on SBIC I's and SBIC II's full compliance, as determined by the SBA, with the terms and conditions set forth in the SBA regulations. As of September 30, 2026, SBIC I had regulatory capital of $87.5 million and leverageable capital of $87.5 million, and SBIC II had regulatory capital of $125.0 million and leverageable capital of $95.5 million. As of September 30, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million. During the quarter ended September 30, 2026, SBIC I repaid $16.0 million of debentures, resulting in a realized loss on extinguishment of debt of $0.3 million. As of September 30, 2026, SBIC I had $159.0 million of debentures outstanding. As of September 30, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $175.0 million, of which $130.0 million was drawn.

The summary information regarding the SBA Debentures is as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense and fees	$3,125	$1,948	$5,808	$3,875
Amortization of deferred financing costs	296	197	560	394
Total interest and amortization of deferred financing costs	$3,421	$2,145	$6,368	$4,269

Weighted average interest rate	4.60%	4.45%	4.56%	4.43%
Average borrowings	$271,522	$175,000	$254,803	$175,000

As of September 30, 2026, SBA Debentures issued and outstanding mature as follows (amounts in thousands):

Pooling Date (1)	Maturity Date (2)	Fixed Interest Rate	Debenture Amount
9/22/2021	9/1/2031	1.575%	$15,000
3/23/2022	3/1/2032	3.209%	25,000
9/21/2022	9/1/2032	4.435%	40,000
3/22/2023	3/1/2033	5.215%	24,000
9/20/2023	9/1/2033	5.735%	10,000
3/20/2024	3/1/2034	5.164%	15,000
9/25/2024	9/1/2034	4.509%	8,000
3/26/2025	3/1/2035	5.092%	22,000
3/25/2026	3/1/2036	4.973%	40,000
6/24/2026	6/1/2036	4.998%	12,000
9/23/2026	9/1/2036	5.704%	70,000
(3)	(3)	(3)	8,000
			$289,000
(1)The SBA has four scheduled pooling dates for SBA Debentures (in March, June, September and December). Certain SBA Debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)The Company has begun to make prepayments on SBA Debentures outstanding in SBIC I, including $16.0 million during the quarter ended September 30, 2026.
(3)The Company issued $8.0 million in SBA Debentures that will pool in December 2026. Until the pooling date, the SBA debentures bear interest at a fixed rate with a weighted average interim interest rate of 4.92%.

Contractual Payment Obligations

A summary of the Company's contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2026 is as follows (amounts in thousands):

	Years Ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
SBA Debentures	$—	$—	$—	$—		289,000	$289,000
Corporate Credit Facility	—	—	—	—	—	90,000	90,000
SPV Credit Facility	—	—	105,000	—	—	—	105,000
2029 Convertible Notes	—	—	—	230,000	—	—	230,000
September 2030 Notes	—	—	—	—	350,000	—	350,000
September 2031 Notes	—	—	—	—	—	350,000	350,000
Total	$—	$—	$105,000	$230,000	$350,000	$729,000	$1,414,000

6.    DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments from time to time to help mitigate its interest rate risk exposures. See Note 4 - Fair Value Measurements for additional disclosures related to the fair value hierarchy for derivative instruments.

Interest Rate Swaps

In connection with certain of the unsecured notes issued by the Company, the Company has entered into an interest rate swap to manage interest rate risk associated with our fixed-rate debt. The Company applies the shortcut method described in ASC 815, since the critical terms of the hedging instrument and the hedged item are identical and the conditions in ASC 815 are met. In applying the shortcut method, the basis of the hedged item is adjusted through interest expense by an amount exactly equal and offsetting to the change in fair value of the hedging instrument.

Under the interest rate swaps, the Company receives a fixed interest rate and pays a floating interest rate of Daily Compounded SOFR plus an applicable spread, as disclosed below. The Company designated this interest rate swap and the associated unsecured notes as a qualifying fair value hedge accounting relationship. The accruals under the company’s receive-fixed, pay-variable interest rate swap resulted in a reduction of approximately $50.0 thousand in interest expense for the three months ended September 30, 2026. As of September 30, 2026, the counterparty to the Company’s interest rate swap was ING Capital Markets LLC and the Company has cash collateral posted in the amount of $4.1 million, which is included in restricted cash on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026, the Company was not party to any interest rate swaps. Certain information related to the Company’s interest rate swaps as of September 30, 2026 is presented below.

Description	Hedged Item	Company Receives (1)	Company Pays (2)	Maturity Date	Notional Amount
Interest rate swap	September 2031 Notes	6.75%	SOFR + 2.1587%	September 15, 2031	$350,000
(1)Payment received semiannually.
(2)Payment made quarterly.

See Note 5 - Borrowings for more information on the September 2031 Notes, including the effects of the hedging relationship on the hedged item.

As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship, the Company is required to fair value the derivative and offset the hedged item by the same amount, both through interest expense. Since the hedging relationship qualifies for the shortcut method, the net unrealized gain/loss impact related to the fair value hedge and the hedged item on interest expense is zero. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included in other liabilities or other assets on the Company's Consolidated Statements of Assets and Liabilities. The balance sheet impact of fair valuing the interest rate swap as of September 30, 2026 is presented below (dollars in thousands):

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	$350,000	September 15, 2031	$—	$(4,252)	Other liabilities

7.    INCOME TAXES

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

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. During the quarter ended March 31, 2026, CSWC declared and paid a quarterly dividend totaling $38.5 million, which consists of a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid monthly to holders of record as of the close of business on each of January 15, 2026, February 13, 2026 and March 13, 2026 on January 30, 2026, February 27, 2026 and March 31, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on March 13, 2026 on March 31, 2026. During the quarter ended June 30, 2026, CSWC declared and paid a quarterly dividend totaling $39.6 million, which consists of a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid monthly to holders of record as of the close of business on each of April 15, 2026, May 15, 2026 and June 15, 2026 on April 30, 2026, May 29, 2026 and June 30, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share paid to holders of record as of the close of business on June 15, 2026 on June 30, 2026. During the quarter ended September 30, 2026, CSWC declared and paid a quarterly dividend totaling $41.4 million, which consists of a regular quarterly dividend of $0.58 per share, of which $0.1934 per share was paid to holders of record as of the close of business on each of July 15, 2026, August 14, 2026 and September 15, 2026 on July 31, 2026, August 31, 2026 and September 30, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share paid to holders of record as of the close of business on September 15, 2026 on September 30, 2026. Additionally, on August 27, 2026, the Board of Directors declared a quarterly regular dividend of $0.58 per share, of which $0.1934 per share will be paid to holders of record as of the close of business on each of October 15, 2026, November 13, 2026 and December 15, 2026 on October 30, 2026, November 30, 2026 and December 31, 2026, respectively, and a quarterly supplemental dividend of $0.06 per share to holders of record as of the close of business on December 15, 2026, payable on December 31, 2026.

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

The following reconciles net increase in net assets resulting from operations to estimated RIC taxable income for the six months ended September 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended September 30,
Reconciliation of RIC Distributable Income (1)	2026	2025
Net increase in net assets from operations	$46,167	$52,620
Net unrealized depreciation on investments	26,985	22,029
Expense/loss recognized for tax on pass-through entities	5	—
Realized gain book/tax differences	947	(613)
Capital loss carryover (2)	(332)	13,537
Net operating income - wholly-owned subsidiary	(6,552)	(24,404)
Dividend income from wholly-owned subsidiary	5,817	27,000
Non-deductible tax expense	1,059	1,487
Loss on extinguishment of debt	—	(1,363)
Non-deductible compensation	3,744	2,773
Compensation related book/tax differences	(6,145)	(2,387)
Interest on non-accrual loans	4,382	2,953
Other book/tax differences	266	(39)
Estimated distributable income before deductions for distributions	$76,343	$93,593

(1)The calculation of taxable income for each period is an estimate and will not be finally determined until the Company files its tax return each year. Final taxable income may be different than this estimate.
(2)At September 30, 2026, the Company had long-term capital loss carryforwards of $159.7 million to offset future capital gains. These capital loss carryforwards are not subject to expiration.

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

As of September 30, 2026, the cost of investments held by the RIC for U.S. federal income tax purposes was $2,377.2 million, with such investments having gross unrealized appreciation of $22.0 million and gross unrealized depreciation of $153.1 million, resulting in net unrealized depreciation of $131.1 million. As of September 30, 2026, the cost of investments held by the Taxable Subsidiary for U.S. federal income tax purposes was $93.7 million, with such investments having gross unrealized appreciation of $84.1 million and gross unrealized depreciation of $13.7 million, resulting in net unrealized appreciation of $70.4 million. On a consolidated basis, the total investment portfolio has net unrealized depreciation of $60.7 million for U.S. federal income tax purposes.

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

The taxable income, or loss, of the Taxable Subsidiary may differ from book income, or loss, due to temporary book and tax timing differences and permanent differences. This income tax provision, or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements. The Taxable Subsidiary records valuation adjustments related to its investments on a quarterly basis. Deferred taxes related to the unrealized gain/loss on investments are also recorded on a quarterly basis. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Establishing a valuation allowance of a deferred tax asset requires management to make estimates related to expectations of future taxable income. As of September 30, 2026 and March 31, 2026, the Taxable Subsidiary had a deferred tax liability of $11.8 million and $12.5 million, respectively.

Based on our assessment of our unrecognized tax benefits, management believes that all benefits will be realized and they do not contain any uncertain tax positions.

The following table sets forth the significant components of the deferred tax assets and liabilities as of September 30, 2026 and March 31, 2026 (amounts in thousands):

	September 30, 2026	March 31, 2026
Deferred tax asset:
Net operating loss carryforwards	$442	$443
Interest	2,542	2,541
Total deferred tax asset	2,984	2,984
Deferred tax liabilities:
Net unrealized appreciation on investments	(12,972)	(12,907)
Net basis differences in portfolio investments	(1,804)	(2,584)
Total deferred tax liabilities	(14,776)	(15,491)
Total net deferred tax (liabilities) assets	$(11,792)	$(12,507)

The income tax provision, or benefit, and the related tax assets and liabilities, generated by CSWC and the Taxable Subsidiary, if any, are reflected in CSWC’s consolidated financial statements. The following table sets forth the significant components of income tax provision as of September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Components of Income Tax Provision	2026	2025	2026	2025
Excise tax	$678	$755	$1,120	$1,414
Tax provision (benefit) related to Taxable Subsidiary	196	1,278	(958)	1,374
Other	—	—	1	73
Total income tax (benefit) provision	$874	$2,033	$163	$2,861

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

8.    SHAREHOLDERS' EQUITY

On September 1, 2026, after receiving the requisite shareholder approval, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the office of the Secretary of State of the State of Texas to increase the amount of authorized shares of common stock from 75,000,000 to 135,000,000.

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program (i) to $100.0 million from $50.0 million on February 4, 2020, (ii) to $250.0 million from $100.0 million on May 26, 2021, (iii) to $650.0 million from $250.0 million on August 2, 2022, (iv) to $1.0 billion from $650.0 million on May 21, 2024; and (v) to $2.0 billion from $1.0 billion on May 19, 2026. In addition, the Company (i) added two additional sales agents to the Equity ATM Program on February 4, 2020, (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021. and (iii) added an additional sales agent to the Equity ATM Program on August 7, 2026.

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold	2,732,562	1,766,975	5,441,000	3,801,892
Gross proceeds received (in thousands)	$66,960	$40,304	$130,526	$82,028
Net proceeds received (in thousands) (1)	$66,020	$39,699	$128,663	$80,896
Weighted average price per share	$24.50	$22.81	$23.99	$21.58

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of September 30, 2026, $1.1 million in proceeds remained receivable and were included in other receivables in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, no proceeds remained receivable.

Cumulative to September 30, 2026, the Company has sold 45,878,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $1,000.7 million of gross proceeds. Net proceeds were $985.5 million after commissions to the sales agents on shares sold. As of September 30, 2026, the Company has $999.3 million available under the Equity ATM Program.

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

The following table summarizes certain information relating to shares repurchased in connection with the vesting of restricted stock awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased	74	—	72,576	52,593
Aggregate cost of shares repurchased (in thousands)	$2	$—	$1,698	$1,119
Weighted average price per share	$25.05	$—	$23.40	$21.28

Share Repurchase Program

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

9.    EARNINGS PER SHARE

The following information sets forth the computation of the Company's basic and diluted net increase in net assets per share resulting from operations for the three and six months ended September 30, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Earnings per share - basic
Numerator for basic earnings per share	$21,436	$25,619	$46,167	$52,620
Adjustment for income allocated to participating securities	(313)	(286)	(674)	(587)
Numerator for basic earnings per common share	21,123	25,333	45,493	52,033
Denominator for basic earnings per common share	63,649	55,544	62,402	54,536
Basic earnings per common share	$0.33	$0.46	$0.73	$0.95
Earnings per share - diluted (1)
Numerator for increase in net assets per share	$21,123	$25,333	$45,493	$52,033
Adjustment for interest and amortization on 2029 Convertible Notes	3,317	3,317	6,634	6,633
Numerator for diluted earnings per common share	$24,440	$28,650	$52,127	$58,666
Denominator for basic weighted average common share	63,649	55,544	62,402	54,536
Adjustment for dilutive effect of 2029 Convertible Notes	9,388	9,286	9,376	9,273
Denominator for diluted weighted average common shares	73,037	64,830	71,778	63,809
Diluted earnings per common share	$0.33	$0.44	$0.73	$0.92

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended September 30, 2026 and 2025, there was no anti-dilution.

10.    STOCK BASED COMPENSATION PLANS

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

The 2021 Employee Plan initially made available for issuance 1,200,000 shares of common stock. On July 24, 2025, our shareholders approved an amendment to the 2021 Employee Plan to increase the total number of shares available for issuance thereunder by 1,850,000 (from 1,200,000 to 3,050,000), which became effective on the same date. On July 28, 2026, the Board of Directors approved to temporarily decrease the total number of shares reserved for issuance under the 2021 Employee Plan from 3,050,000 to 65,000. On September 1, 2026, the Board of Directors approved an increase to restore the total number of shares reserved for issuance under the 2021 Employee Plan to 3,050,000, the amount previously approved by the Company's shareholders. As of September 30, 2026, there were 1,462,454 shares of common stock available for issuance under the 2021 Employee Plan.

In addition, the Board of Directors and shareholders approved the Non-Employee Director Plan as part of the compensation package for non-employee directors of the Board of Directors. Under the Non-Employee Director Plan, at the beginning of each one-year term of service on our Board, each non-employee director will receive a number of shares equivalent to $50,000 based on the market value at the close of the Nasdaq Global Select Market on the date of grant. These shares will vest one year from the date of the grant and are expensed over the one-year term of non-employee directors. The Non-Employee Director Plan makes available for issuance 120,000 shares of common stock. As of September 30, 2026, there were 65,335 shares of common stock available for issuance under the Non-Employee Director Plan.

We expense the cost of the restricted stock awards, which is determined to equal the fair value of the restricted stock award at the date of grant on a straight-line basis over the requisite service period. For these purposes, the fair value of the restricted stock award is determined based upon the closing price of our common stock on the date of the grant.

For the three months ended September 30, 2026 and 2025, we recognized total share based compensation expense of $1.9 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $1.3 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued. For the six months ended September 30, 2026 and 2025, we recognized total share based compensation expense of $3.4 million (of which $0.1 million was related to restricted stock issued to non-employee directors) and $2.4 million (of which $0.1 million was related to restricted stock issued to non-employee directors), respectively, related to the restricted stock issued.

As of September 30, 2026, the total remaining unrecognized compensation expense related to non-vested restricted stock awards was $20.1 million, which will be amortized over the weighted-average vesting period of approximately 3.0 years.

The following table summarizes the restricted stock outstanding under the 2021 Employee Plan as of September 30, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2026	640,854	$22.58	2.5
Granted	535,750	23.58	—
Vested	(217,531)	22.39	—
Forfeited	—	—	—
Unvested at September 30, 2026	959,073	$23.18	3.0
The following table summarizes the restricted stock outstanding under the Non-Employee Director Plan as of September 30, 2026:

		Weighted Average	Weighted Average
		Fair Value Per	Remaining Vesting
Restricted Stock Awards	Number of Shares	Share at grant date	Term (in Years)
Unvested at March 31, 2026	10,965	$22.80	0.4
Granted	9,945	25.14	—
Vested	(10,965)	22.80	—
Forfeited	—	—	—
Unvested at September 30, 2026	9,945	$25.14	0.9

11.    OTHER EMPLOYEE COMPENSATION

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

During the three months ended September 30, 2026 and 2025 we made matching contributions of approximately $69.4 thousand and $48.8 thousand, respectively. During the six months ended September 30, 2026 and 2025 we made matching contributions of approximately $241.2 thousand and $174.5 thousand, respectively.

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

The balances of unfunded debt commitments as of September 30, 2026 and March 31, 2026 were as follows (amounts in thousands):

	September 30,	March 31,
Portfolio Company	2026	2026
Revolving Loans
360 Quote TopCo, LLC	$903	$904
Acacia BuyerCo V LLC	2,000	—
ADF Engineering LLC	2,000	—
Air Conditioning Specialist, Inc.	1,215	1,215
Air Products and Controls, Inc.	4,000	—
American Pet Resort, LLC	6,250	1,500
Apple Roofing Administrative Services, LLC	—	1,222
ArborWorks, LLC	332	150
Arkstone Medical Solutions LLC	3,500	3,500
Armko, LLC	3,000	3,000
ATS Operating, LLC	890	640
Better Than Home, Inc.	3,000	3,000
Bond Brand Loyalty ULC	1,800	1,200
Brandner Design, LLC	192	204
Catbird NYC, LLC	4,000	3,000
CDC Dental Management Co., LLC	2,000	2,000
Central Medical Supply LLC	1,500	1,500
Chalet Desserts, LLC	4,000	—
Clearwater Group, LLC	1,500	1,500
Clutch, Inc.	5,000	5,000
Cumbria Capital MSO, LLC	—	250
Drive Line Service of Portland, LLC	2,000	2,000
DWS Buyer LLC	1,164	1,293
EasyLlama, Inc.	3,000	—
Exact Borrower, LLC	2,500	2,500
FBF Investments Limited	1,250	—
FS Vector LLC	4,000	4,000
Gains Intermediate, LLC	2,500	—
GoodVets Veterinary Services LLC	1,351	—
Gravitiq LLC	3,500	5,000
Gulf Pacific Acquisition, LLC	253	253
Ignite Visibility LLC	3,000	3,000
InDinero Group, Inc.	548	551
Institutes of Health, LLC	1,000	1,000
ISI Enterprises, LLC	2,000	1,100
iVueit, LLC	1,000	1,000
Kindred Pet Service, LLC	1,500	1,500
KMS, LLC	5,714	2,972

	September 30,	March 31,
Portfolio Company	2026	2026
Lash OpCo, LLC	824	824
LDG Acquisition Company, LLC	3,000	3,000
LGM Pharma LLC	1,500	1,500
Lightning Intermediate II, LLC	1,852	1,852
LiveWell Partners Holdings Inc.	1,000	—
Local Web Leads, LLC	1,000	1,000
Main Line Brands LLC	2,000	2,000
Mammoth BorrowCo, Inc.	—	400
Microbe Formulas LLC	1,627	1,627
Mid-Florida Endodontics Management Company, LLC	3,000	3,000
Mission Critical Group, LLC	—	1,902
Monroe Biomedical Research, LLC	1,250	1,250
Musiker Discovery Programs, Inc.	—	1,250
MYNTS Holdings, LLC	3,200	—
NeuLife Rehabilitation of Florida, Inc.	3,000	—
NeuroPsychiatric Hospitals, LLC	5,000	4,000
New Skinny Mixes, LLC	5,000	4,000
NGP Robo OpCo, LLC	438	—
Pacific Defense, LLC	1,500	—
Patriot Intermediate Holdco, LLC	9,000	8,000
Pipeline Technique Ltd.	3,333	3,333
Pool Service Partners, Inc.	900	500
Precision Spray & Coatings, LLC	150	500
Proactive Technology Management, LLC	2,500	—
Pyramids Acquisition, LLC	3,000	3,000
Quandary Consultants, LLC	1,000	—
Renew Fitness Operations, LLC	5,000	—
Revo Brands, Inc.	7,000	7,000
Rodizio Opco LLC	1,500	2,000
Roseland Management, LLC	2,000	2,000
SaaS Consulting Group, LLC	2,000	—
ServerLIFT, LLC	—	5,000
SocialSEO, LLC	1,800	1,800
Spherix Global Insights US, Inc.	3,000	3,000
Spotlight AR, LLC	2,000	2,000
Superior Health Parent LLC	—	3,000
Swensons Drive-In Restaurants, LLC	1,500	1,500
The Gobel Group, LLC	1,000	1,000
Titan Investors LLC	2,000	—
TMT BHC Buyer, Inc.	9,717	4,717
Tru Fragrance & Beauty LLC	1,000	2,000
Vivo Buyer, LLC	4,000	—
VP Move Purchaser, Inc.	4,200	4,200
Wash & Wax Systems LLC	73	146
Well Labs Plus, LLC	3,000	3,000

	September 30,	March 31,
Portfolio Company	2026	2026
Well-Foam, Inc.	3,500	4,500
West Termite & Pest Management, LLC	3,000	—
White Plains Linen LLC	3,000	3,000
Winter Services Operations, LLC	4,889	5,244
World Wide Land Transfer, LLC	2,000	—
Yumi DSD Midco, LLC	6,429	—
Zenfolio Inc.	500	2,500
Zinkan Enterprises, Inc.	2,000	—
Total Revolving Loans	214,544	156,499
Delayed Draw Term Loans
AAC New Holdco Inc.	180	—
American Pet Resort, LLC	100	100
Better Than Home, Inc.	7,300	11,700
Clearwater Group, LLC	8,685	10,500
Consertus, Inc. (f/k/a Enstoa, Inc.)	12,568	5,830
Crafty Apes, LLC	924	924
Cumbria Capital MSO, LLC	—	950
DWS Buyer LLC	2,155	2,155
EasyLlama, Inc.	10,000	—
Exact Borrower, LLC	6,000	8,200
FBF Investments Limited	7,500	—
GoodVets Veterinary Services LLC	6,757	—
Ignite Visibility LLC	—	3,000
ITA Holdings Group, LLC	—	3,525
iVueit, LLC	10,000	10,000
LDG Acquisition Company, LLC	12,000	12,000
Mid-Florida Endodontics Management Company, LLC	8,400	9,400
Mission Critical Group, LLC	—	2,130
Monroe Biomedical Research, LLC	5,000	5,000
Muenster Milling Company, LLC	750	2,500
Pipeline Technique Ltd.	10,000	10,000
Sunline Group LLC	7,500	—
Superior Health Parent LLC	—	4,300
SureKap, LLC	—	7,222
UnderDog & Company Team, LLC	5,000	—
unWired Broadband, LLC	—	8,548
Vivo Buyer, LLC	3,000	—
Well Labs Plus, LLC	1,950	3,400
Yumi DSD Midco, LLC	6,911	—
Zinkan Enterprises, Inc.	7,500	—
Total Delayed Draw Term Loans	140,180	121,384
Total Unfunded Debt Commitments	$354,724	$277,883

The following table provides additional information regarding the expiration year of the Company’s unfunded debt commitments (amounts in thousands):

	September 30, 2026	March 31, 2026
Unfunded Debt Commitments
Expiring during fiscal year ending:
2027	$44,580	$97,205
2028	109,149	56,592
2029	64,524	38,815
2030	30,941	31,275
2031	50,698	49,703
2032	44,481	4,293
2033	10,351	—
Total Unfunded Debt Commitments	$354,724	$277,883

The balances of unfunded equity commitments as of September 30, 2026 and March 31, 2026 were as follows (amounts in thousands):

	September 30, 2026	March 31, 2026
Unfunded Equity Commitments
Apple Roofing Administrative Services, LLC (fka Roof OpCo, LLC)	$—	$190
CapTrin Partners, LLC	21,500	50,000
Catbird NYC, LLC	125	125
Desert Star 2026 LLC	17,000	—
Infolinks Media Buyco, LLC	342	350
Outerbox, LLC	197	197
Total Unfunded Equity Commitments	$39,164	$50,862

As of September 30, 2026, total revolving and delayed draw loan commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026, the Company had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of portfolio companies. For all of these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of September 30, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's Consolidated Statements of Assets and Liabilities.

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

Total lease expense incurred for each of the three months ended September 30, 2026 and 2025 was $0.1 million. Total lease expense incurred for the six months ended September 30, 2026 and 2025 was $0.3 million, respectively. As of September 30, 2026 and March 31, 2026, the asset related to the operating lease was $3.6 million and $3.7 million, respectively, and as of September 30, 2026 and March 31, 2026, the lease liability was $4.8 million and $5.0 million, respectively. As of September 30, 2026, the remaining lease term was 9.0 years and the weighted average discount rate was 7.37%.

The following table shows future minimum payments under the Company's operating leases as of September 30, 2026 (in thousands):

Year ending March 31,	Rent Commitment
2027	$362
2028	733
2029	752
2030	771
2031	790
Thereafter	4,198
Total	$7,606

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

13.    RELATED PARTY TRANSACTIONS

As a BDC, we are obligated under the 1940 Act to make available to our portfolio companies significant managerial assistance. “Making available significant managerial assistance” refers to any arrangement whereby we offer to provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We also are deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the three and six months ended September 30, 2026 and 2025, we did not receive any management fees from our portfolio companies.

As discussed in Note 3 - Investments, the Company and Trinity formed CapTrin on January 22, 2026. The initial equity capital commitment to CapTrin totaled $100.0 million, consisting of $50.0 million from each of CSWC and Trinity. As of September 30, 2026, approximately $57.0 million of capital commitments were funded, of which $28.5 million was funded by CSWC. In May 2026, the Company sold certain portfolio investments to CapTrin at a purchase price in the amount of $47.1 million (fair value as of March 31, 2026) (the "Initial Portfolio"). CapTrin funded the purchase of the Initial Portfolio with borrowings under the CapTrin Credit Facility and funded capital commitments. In September 2026, the Company sold additional portfolio investments to CapTrin at a purchase price in the amount of $13.0 million (fair value as of June 30, 2026). For the quarter ended September 30, 2026, we had dividends receivable from CapTrin of $0.5 million, which were included in dividends and interest receivables in the Consolidated Statements of Assets and Liabilities.

Additionally, as discussed in Note 3 - Investments, the Company entered into the Amended and Restated Limited Liability Company Agreement of Desert Star with Trinity on September 21, 2026. The initial equity capital commitment to Desert Star totaled $200.0 million, consisting of $175.0 million from Trinity and $25.0 million from the Company. As of September 30, 2026, approximately $64.0 million of capital commitments were funded, of which $8.0 million was funded by the Company.

14.    SUMMARY OF PER SHARE INFORMATION

The following presents a summary of per share data for the six months ended September 30, 2026 and 2025 (share amounts presented in thousands).

	Six Months Ended
	September 30,
Per Share Data:	2026	2025
Investment income (1)	$2.03	$2.05
Operating expenses (1)	(0.89)	(0.84)
Income taxes (1)	—	(0.05)
Net investment income (1)	1.14	1.16
Net realized gain (loss), net of tax (1)	0.04	0.19
Net unrealized (depreciation) appreciation on investments, net of tax (1)	(0.43)	(0.40)
Realized loss on extinguishment of debt (1)	(0.02)	—
Total increase from investment operations	0.73	0.95
Accretive effect of share issuances and repurchases	0.57	0.31
Dividends to shareholders	(1.28)	(1.28)
Issuance of restricted stock (2)	(0.15)	(0.10)
Common stock withheld for payroll taxes upon vesting of restricted stock	(0.05)	(0.04)
Share based compensation expense	0.05	0.04
Other (3)	0.08	0.04
Decrease in net asset value	(0.05)	(0.08)
Net asset value
Beginning of period	16.69	16.70
End of period	$16.64	$16.62
Ratios and Supplemental Data
Ratio of operating expenses to average net assets (4)	10.61%	9.94%
Ratio of operating expenses (excluding interest expense) to average net assets (4)	3.14%	3.20%
Ratio of net investment income to average net assets (4)	13.62%	13.75%
Portfolio turnover	10.77%	8.08%
Total investment return (5)	10.19%	0.65%
Total return based on change in NAV (6)	7.37%	7.19%
Per share market value at the end of the period	$23.13	$21.86
Weighted-average basic shares outstanding	62,402	54,536
Weighted-average diluted shares outstanding	71,778	63,809
Common shares outstanding at end of period	66,491	56,967

(1)Based on weighted average of common shares outstanding for the period.
(2)Reflects impact of the different share amounts as a result of issuance or forfeiture of restricted stock during the period.
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end. The balance increases with the increase in variability of shares outstanding throughout the year due to share issuances.
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

SCHEDULE 12-14
Schedule of Investments in and Advances to Affiliates
(In thousands)

Portfolio Company	Type of Investment (1)	Industry	September 30, 2026 Principal Amount - Debt Investments	Amount of Interest or Dividends Credited in Income (2)	Fair Value at March 31, 2026	Gross Additions (3)	Gross Reductions (4)	Amount of Realized Gain/(Loss) (5)	Amount of Unrealized Gain/(Loss)	Fair Value at September 30, 2026
Control Investments
Brandner Design, LLC	Revolving Loan	Building & Infrastructure Products	$140	$—	$92	$—	$(25)	$—	$21	$88
	Revolving Loan		381	—	385	—	(135)	—	7	257
	First Lien		9,138	—	6,396	—	—	—	(1,982)	4,414
	First Lien		136	—	96	—	—	—	(96)	—
	27,000 Class A Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—
CapTrin Partners, LLC	50% LLC equity interest	Multi-Sector Holdings	—	798	—	28,500	—	—	(67)	28,433
Desert Star 2026 LLC	12.5% LLC equity interest	Multi-Sector Holdings	—	—	—	8,000	—	—	(67)	7,933
KMS, LLC	Revolving Loan	Distribution	—	80	2,743	16	(2,743)	—	(16)	—
	First Lien		4,008	278	4,590	3	(582)	—	(3)	4,008
	19,395.96 Series A Preferred Units		—	500	10,310	—	—	—	—	10,310
Mercury Acquisition 2021, LLC	First lien - Term Loan A	Telecommunications	6,695	424	5,961	222	—	—	(258)	5,925
	First lien - Term Loan B		6,695	424	5,961	222	—	—	(258)	5,925
	12,059,033 Series A Units		—	—	—	—	—	—	—	—
	3,761,173 Series A Preferred Units		—	—	3,859	—	—	—	(2,759)	1,100
	3,975,574 Series B Preferred Units		—	—	—	—	—	—	—	—
	98,265 Series C Preferred Units		—	—	—	—	—	—	—	—

National Credit Care, LLC	First Lien - Term Loan A	Financial Services	11,000	269	10,012	15	(250)	—	145	9,922
	First Lien - Term Loan B		11,000	269	10,012	15	(250)	—	(1,505)	8,272
	191,049.33 Class A-3 Preferred Units		—	—	2,000	—	—	—	—	2,000
	Warrants		—	—	591	—	—	—	(187)	404
Spectrum of Hope, LLC	First Lien - Superpriority Term Loan	Healthcare Services	5,172	173	4,337	835	—	—	—	5,172
	First Lien - Tranche A Term Loan		11,120	—	5,237	—	—	—	223	5,460
	First Lien - Tranche B Term Loan		11,120	—	1,679	—	—	—	(1,679)	—
	402,350 Common Units		—	—	—	—	—	—	—	—
Total Control Investments			$76,606	$3,215	$74,261	$37,828	$(3,985)	$—	$(8,481)	$99,623
Affiliate Investments
AAC New Holdco Inc.	First Lien	Healthcare Services	$241	$23	$218	$23	$—	$—	$—	$241
	First Lien - Term Loan A		3,716	357	3,360	356	—	—	(557)	3,159
	First Lien - Term Loan B		3,023	3	1,342	—	—	—	(1,342)	—
	Delayed Draw Term Loan		981	94	887	94	—	—	—	981
	Delayed Draw Term Loan		2,806	114	1,021	1,672	—	—	113	2,806
	Delayed Draw Term Loan		262	132	—	226	—	—	36	262
	11,909,274 Preferred Units		—	—	—	—	—	—	—	—
	617,803 Common Units		—	—	—	—	—	—	—	—
	Warrants		—	—	—	—	—	—	—	—

American Nuts Operations LLC	First Lien - Term Loan A	Food, Agriculture & Beverage	6,859	424	6,455	404	—	—	(103)	6,756
	First Lien - Term Loan B		6,651	—	5,241	197	—	—	(689)	4,749
	First Lien - Term Loan C		254	16	246	8	—	—	—	254
	21,062.03 Class A Preferred Units		—	—	—	—	—	—	—	—
	28.16 Class C Common Units		—	—	—	—	—	—	—	—
ArborWorks, LLC	Revolving Loan	Environmental Services	2,299	147	1,852	447	—	—	—	2,299
	First Lien		4,143	210	3,928	215	—	—	—	4,143
	100 Class A Units		—	—	12	—	—	—	—	12
	13,898.32 Class A-1 Preferred Units		—	—	7,534	—	—	—	(583)	6,951
	13,898.32 Class B-1 Preferred Units		—	—	—	—	—	—	—	—
	1,666.67 Class A-1 Common Units		—	—	—	—	—	—	—	—
Catbird NYC, LLC	Revolving Loan	Specialty Retail	—	47	996	6	(1,000)	—	(2)	—
	First Lien		13,977	788	14,121	14	(200)	—	42	13,977
	1,000,000 Class A Units		—	52	1,941	—	—	—	(140)	1,801
	500,000 Class B Units		—	26	853	—	—	—	(41)	812
Central Medical Supply LLC	Revolving Loan	Healthcare Equipment & Supplies	1,000	63	1,000	5	—	—	(5)	1,000
	First Lien		20,616	1,143	20,616	26	—	—	(26)	20,616
	2,620,670 Preferred Units		—	—	3,163	—	—	—	414	3,577
Command Group Acquisition, LLC	First Lien	Healthcare Equipment & Supplies	—	268	6,000	79	(6,000)	—	(79)	—
	1,250,000 Preferred A Units		—	—	1,510	—	—	—	(179)	1,331
	476,000 Preferred B Units		—	—	—	476	—	—	31	507
Crafty Apes, LLC	First Lien	Movies & Entertainment	4,284	—	3,842	15	—	—	(3,077)	780
	Delayed Draw Term Loan		—	—	—	—	—	—	—	—
	1,519 Class A Common Units		—	—	1,555	—	—	—	(1,555)	—

Dynamic Communities, LLC	First Lien - Term Loan A	Business Services	5,703	328	5,107	329	—	—	(18)	5,418
	First Lien - Term Loan B		5,072	339	4,737	86	—	—	(4)	4,819
	250,000 Class A Preferred units		—	—	166	—	—	—	—	166
	5,435,211 Class B Preferred units		—	—	—	—	—	—	—	—
	255,984 Class C Preferred units		—	—	—	—	—	—	—	—
	2,500,000 Common units		—	—	—	—	—	—	—	—
GPT Industries, LLC	1,000,000 Class A Preferred Units	Industrial Products	—	—	2,714	—	—	—	373	3,087
GrammaTech, Inc.	1,000 Class A Units	Software	—	—	201	—	—	—	—	201
	360 Class A-1 Units		—	—	73	—	—	—	—	73
Gravitiq LLC	Revolving Loan	Consumer Products	6,500	194	—	6,457	—	—	43	6,500
	First Lien - Term Loan A		10,538	689	12,248	144	(1,710)	—	(144)	10,538
	First Lien - Term Loan B		10,538	799	12,248	142	(1,710)	—	(142)	10,538
	Warrants		—	—	6,855	—	—	—	5,016	11,871
ITA Holdings Group, LLC	Revolving Loan	Transportation & Logistics	3,525	204	3,525	9	—	—	(9)	3,525
	First Lien - Term Loan A		14,840	1,140	14,811	320	—	—	(291)	14,840
	First Lien - Term Loan B		14,840	1,146	14,840	326	—	—	(326)	14,840
	First Lien - Term Loan C		21,150	1,168	21,171	—	—	—	(21)	21,150
	First Lien - Term Loan D		10,575	584	7,050	3,525	—	—	—	10,575
	Warrants		—	501	11,413	—	—	—	(2,222)	9,191
	Warrants		—	395	13,743	—	—	—	(3,640)	10,103
	9.25% Class A Membership Interest		—	582	10,974	—	—	—	(3,464)	7,510
iVueit, LLC	Revolving Loan	Business Services	—	4	—	1	—	—	(1)	—
	First Lien		10,000	502	10,000	9	—	—	(9)	10,000
	Delayed Draw Term Loan		—	25	—	—	—	—	—	—
	2,000 Preferred Units		—	—	2,232	—	—	—	292	2,524

Kindred Pet Service, LLC	Revolving Loan	Consumer Services	500	32	495	2	—	—	(2)	495
	First Lien		12,650	609	10,692	1,842	—	—	(11)	12,523
	1,569 Class A Units		—	—	674	325	—	—	29	1,028
Local Web Leads, LLC	Revolving Loan	Media & Marketing	—	4	—	1	—	—	(1)	—
	First Lien - Term Loan A		6,413	325	6,450	6	(169)	—	(67)	6,220
	First Lien - Term Loan B		6,413	390	6,450	6	(169)	—	(67)	6,220
	750,000 Common Units		—	—	554	—	—	—	(554)	—
Pool Service Partners, Inc.	Revolving Loan	Consumer Services	1,100	64	1,470	554	(950)	—	8	1,082
	First Lien		11,850	661	11,613	17	—	—	19	11,649
	11,520 Common Units		—	—	769	192	—	—	(188)	773
Precision Spray & Coatings, LLC	Revolving Loan	Industrial Services	850	44	490	351	—	—	9	850
	First Lien		4,000	231	4,000	3	—	—	(3)	4,000
	2,000 Class A-2 Units		—	—	2,486	—	—	—	—	2,486
Roseland Management, LLC	Revolving Loan	Healthcare Services	—	7	—	2	—	—	(2)	—
	First Lien		14,473	799	14,473	—	—	—	—	14,473
	3,364 Class A-2 Units		—	—	774	—	—	—	—	774
	1,100 Class A-1 Units		—	—	187	—	—	—	—	187
	16,084 Class A Units		—	—	806	—	—	—	—	806
SaaS Consulting Group, LLC	Revolving Loan	IT Services	—	5	—	(19)	—	—	19	—
	First Lien		10,000	343	—	9,905	—	—	(5)	9,900
	1,000,000 Class A Units		—	—	—	1,000	—	—	—	1,000

STATinMED, LLC	4,718.62 Class A Preferred Units	Pharmaceuticals, Biotechnology & Life Sciences	—	—	—	—	—	—	—	—
	39,097.96 Class B Preferred Units		—	—	—	—	—	—	—	—
Student Resource Center LLC	First Lien	Education	9,644	—	2,315	—	—	—	(1,466)	849
	355,555.56 Senior Preferred units		—	—	1,778	—	—	—	—	1,778
	10,502,487.46 Preferred units		—	—	—	—	—	—	—	—
	2,000,000 Preferred units		—	—	—	—	—	—	—	—
Sunline Group LLC	Revolving Loan	Consumer Services	1,000	6	—	993	—	—	—	993
	First Lien		2,500	78	—	2,483	—	—	—	2,483
	Delayed Draw Term Loan		—	15	—	(62)	—	—	62	—
	750,000 Class A Common Units		—	—	—	750	—	—	—	750
TalkNY Management Holdings, LLC	First Lien	Healthcare Services	5,500	351	7,387	30	(2,000)	—	17	5,434
	1,625,472 Class A-1 Preferred Units		—	—	849	—	—	—	—	849
White Plains Linen LLC	Revolving Loan	Commercial Services & Supplies	—	51	—	1,004	(1,000)	—	(4)	—
	First Lien - Term Loan A		12,200	661	11,956	12	—	—	134	12,102
	First Lien - Term Loan B		12,200	785	11,956	12	—	—	134	12,102
	16.75% LP Interest		—	—	335	—	—	—	(335)	—
Zinkan Enterprises, Inc.	Revolving Loan	Industrial Services	—	2	—	(17)	—	—	17	—
	First Lien		11,250	139	—	11,153	—	—	—	11,153
	Delayed Draw Term Loan		—	5	—	(17)	—	17	—	—
	175 Class A Units		—	—	—	1,750	—	—	—	1,750
Total Affiliate Investments			$306,937	$18,120	$340,760	$35,020	$(14,908)	$—	$(14,566)	$359,192

Total Control & Affiliate Investments	$383,543	$21,335	$415,021	$72,848	$(18,893)	$—	$(23,047)	$458,815
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

Because we are internally managed, we do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing investment and portfolio management professionals. We believe that our internally managed structure provides us with a beneficial operating expense structure when compared to other publicly traded and privately held investment firms that are externally managed, and our internally managed structure allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. As of September 30, 2026 and 2025, the ratio of our last twelve months ("LTM") operating expenses, excluding interest expense, as a percentage of our LTM average total assets was 1.37% and 1.64%, respectively.

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

Valuation of Investments

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our investment portfolio and the related amounts of unrealized appreciation and depreciation. As of September 30, 2026 and March 31, 2026, our investment portfolio at fair value represented approximately 95.5% and 96.3% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market.  See Note 4 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated a valuation committee (the "Valuation Committee") comprised of certain officers of the Company as its valuation designee to determine the fair value of the Company's investments that do not have readily available market quotations, subject to the oversight of the Board of Directors. Our Valuation Committee believes that our investment portfolio as of September 30, 2026 and March 31, 2026 reflects the fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis to the extent amounts are expected to be collected. Dividend income is recognized on the date dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Discounts/premiums received to par on loans purchased are capitalized and accreted or amortized into income over the life of the loan using the effective interest method. Upon the prepayment of a loan, any unamortized discount or premium is accelerated into interest income. In accordance with our valuation policy, accrued interest and dividend income is evaluated quarterly for collectability. When we do not expect the debtor to be able to service all of its debt or other obligations, we will generally establish a reserve against interest income receivable, thereby placing the loan or debt security on non-accrual status, and cease to recognize interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the portfolio company's ability to service debt or other obligations, it will be restored to accrual basis. As of September 30, 2026, investments on non-accrual status represented approximately 1.4% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost.

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

INVESTMENT PORTFOLIO COMPOSITION

The total fair value of our investment portfolio was $2,410.1 million as of September 30, 2026, as compared to $2,097.4 million as of March 31, 2026. As of September 30, 2026, we had investments in 153 portfolio companies with an aggregate cost of $2,459.1 million. As of March 31, 2026, we had investments in 131 portfolio companies with an aggregate cost of $2,119.5 million. The following table presents certain additional selected information regarding our debt investments as of September 30, 2026 and March 31, 2026 (dollars in millions):

	September 30, 2026	March 31, 2026
Debt investments, at fair value, bearing a floating rate	$2,097.3	$1,830.3
Percentage of debt bearing a floating rate	96.1%	95.5%
Percentage of floating rate debt subject to contractual minimum interest rates	100.0%	100.0%
Debt investments, at fair value, bearing a fixed rate	$84.2	$86.2
Percentage of debt bearing a fixed rate	3.9%	4.5%
Weighted average contractual minimum interest rate	1.5%	1.5%

The following table provides a summary of our investments in portfolio companies as of September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
	(dollars in thousands)
Number of portfolio companies (a)	153	131
Fair value	$2,410,129	$2,097,446
Cost	$2,459,088	$2,119,485
% of portfolio at fair value - debt	90.5%	91.4%
% of portfolio at fair value - equity	8.0%	8.6%
% of portfolio at fair value - JV equity	1.5%	—%
% of investments at fair value secured by first lien	89.4%	90.1%
Weighted average annual effective yield on debt investments (b)	10.9%	10.8%
Weighted average annual effective yield on total investments (c)	11.1%	10.9%
Weighted average EBITDA (d)	$14,602	$15,684
Weighted average leverage through CSWC security (e)	3.7x	3.6x

(a)At September 30, 2026 and March 31, 2026, we had equity ownership in approximately 68.0% and 66.4%, respectively, of our portfolio companies.
(b)The weighted average annual effective yield of debt investments is not the same as a return on investment for CSWC's shareholders, but rather relates to CSWC's investment portfolio and is calculated before the payment of all of CSWC's and subsidiaries' fees and expenses. The weighted average annual effective yields were computed using the effective interest rates during the quarter for all debt investments at cost as of September 30, 2026 and March 31, 2026, respectively, including accretion of original issue discount but excluding fees payable upon repayment of the debt instruments. As of September 30, 2026, investments on non-accrual status represented approximately 1.4% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost. Weighted average annual effective yield is not a return to shareholders and is higher than what an investor in shares in our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

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
(d)Includes CSWC debt investments only. Weighted average EBITDA metric is calculated using investment cost basis weighting. As of September 30, 2026, 15 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.
(e)Includes CSWC debt investments only. Calculated as the amount of each portfolio company’s debt (including CSWC’s position and debt senior or pari passu to CSWC’s position, but excluding debt subordinated to CSWC’s position) in the capital structure divided by each portfolio company’s adjusted EBITDA. Weighted average leverage is calculated using investment cost basis weighting. Management uses this metric as a guide to evaluate relative risk of its position in each portfolio debt investment. As of September 30, 2026, 15 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful. As of March 31, 2026, 10 portfolio companies are excluded from this calculation due to a reported debt to adjusted EBITDA ratio that was not meaningful.

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

The following table shows the distribution of our debt portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2026 and March 31, 2026:

	As of September 30, 2026
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$451,190	20.7%
2	1,484,245	68.0
3	220,402	10.2
4	24,822	1.1
5	849	—
Total	$2,181,508	100.0%

	As of March 31, 2026
Investment Rating	Debt Investments at Fair Value	Percentage of Debt Portfolio
	(dollars in thousands)
1	$361,204	18.8%
2	1,320,824	68.9
3	207,101	10.9
4	25,050	1.3
5	2,315	0.1
Total	$1,916,494	100.0%

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

As of September 30, 2026, investments on non-accrual status represented approximately 1.4% of our total investment portfolio's fair value and approximately 3.5% of its cost. As of March 31, 2026, investments on non-accrual status represented approximately 1.1% of our total investment portfolio's fair value and approximately 2.4% of its cost.

Investment Activity

During the six months ended September 30, 2026, we made debt investments totaling $454.0 million and equity investments totaling $20.3 million. We also funded $28.5 million on our $50.0 million capital commitment to CapTrin and $8.0 million on our $25.0 million capital commitment to Desert Star. We received contractual principal repayments totaling approximately $29.6 million and full prepayments of approximately $87.7 million. We funded $48.5 million on revolving loans and received $24.7 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $95.3 million and proceeds of $2.4 million related to the earnout.

During the six months ended September 30, 2025, we made debt investments totaling $201.6 million and equity investments totaling $6.0 million. We also received, in connection with the sale of a preferred equity investment, an earnout with a cost basis of $3.5 million, which is included in earnout. We received contractual principal repayments totaling approximately $17.5 million and full prepayments of approximately $78.0 million. We funded $30.1 million on revolving loans and received $21.0 million in repayments on revolving loans. In addition, we received proceeds from sales of debt and equity investments totaling $36.3 million.
Total portfolio investment activity for the six months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

Six months ended September 30, 2026	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Earnout	JV Equity	Total
Fair value, beginning of period	$1,890,406	$24,931	$1,157	$176,914	$4,038	$—	$2,097,446
New investments	502,405	—	49	20,342	—	36,500	559,296
Proceeds from sales of investments	(90,191)	—	—	(5,161)	(2,397)	—	(97,749)
Principal repayments received	(141,756)	(235)	—	—	—	—	(141,991)
PIK interest capitalized	10,577	156	—	—	—	—	10,733
Accretion of loan discounts	5,283	45	—	—	—	—	5,328
Realized gain (loss)	(675)	—	—	4,661	—	—	3,986
Unrealized (loss) gain	(20,853)	201	8	(6,392)	250	(134)	(26,920)
Fair value, end of period	$2,155,196	$25,098	$1,214	$190,364	$1,891	$36,366	$2,410,129

Six months ended September 30, 2025	First Lien Loans	Second Lien Loans	Subordinated Debt	Preferred & Common Equity	Earnout	Total
Fair value, beginning of period	$1,586,622	$18,066	$1,218	$179,393	$—	$1,785,299
New investments	231,664	—	57	5,990	3,457	241,168
Proceeds from sales of investments	(1,789)	—	—	(34,482)	—	(36,271)
Principal repayments received	(116,337)	—	(146)	—	—	(116,483)
Conversion/exchange of security	(3,951)	—	—	3,951	—	—
PIK interest capitalized	6,107	—	8	—	—	6,115
Accretion of loan discounts	4,739	26	—	—	—	4,765
Realized (loss) gain	(12,827)	—	—	30,700	—	17,873
Unrealized gain (loss)	(6,286)	(922)	2	(17,638)	285	(24,559)
Fair value, end of period	$1,687,942	$17,170	$1,139	$167,914	$3,742	$1,877,907

The following table summarizes the contractual principal repayment and maturity of our debt investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2026 (amounts in thousands):

For the fiscal years ending March 31:	Amount
2027	$192,195
2028	500,385
2029	438,165
2030	449,247
2031	307,196
Thereafter	397,369
Total contractual repayments	$2,284,557

As of September 30, 2026, the weighted average remaining years to maturity was 2.6 years.

RESULTS OF OPERATIONS

The composite measure of our financial performance in the Consolidated Statements of Operations is captioned “Net increase in net assets from operations” and consists of three elements. The first is “Net investment income,” which is the difference between income from interest, dividends and fees and our combined operating and interest expenses, net of applicable income taxes. The second element is “Net realized gain (loss) on investments, net of tax,” which is the difference between the proceeds received from the disposition of portfolio securities and their stated cost. The third element is the “Net unrealized (depreciation) appreciation on investments, net of tax,” which is the net change in the market or fair value of our investment portfolio, compared with the stated cost. The “Net realized gain (loss) on investments before income tax” and “Net unrealized (depreciation) appreciation on investments, net of tax” are directly related in that when an appreciated portfolio security is sold to realize a gain, a corresponding decrease in net unrealized appreciation occurs by transferring the gain associated with the transaction from being “unrealized” to being “realized.” Conversely, when a loss is realized on a depreciated portfolio security, an increase in net unrealized appreciation occurs. The fourth element is the “Realized loss on extinguishment of debt”, which is the acceleration of unamortized deferred fees associated with amendments to the Corporate Credit Facility or the prepayment of SBA debentures that trigger a debt extinguishment.

Comparison of three months ended September 30, 2026 and September 30, 2025

	Three Months Ended
	September 30,		Net Change
	2026	2025	Amount	%
	(in thousands)
Total investment income	$67,158	$56,945	$10,213	17.9%
Interest expense	20,981	16,020	4,961	31.0%
Other operating expenses	9,011	6,908	2,103	30.4%
Income before taxes	37,166	34,017	3,149	9.3%
Income tax provision (benefit)	874	2,033	(1,159)	(57.0)%
Net investment income	36,292	31,984	4,308	13.5%
Net realized gain (loss) on investments, net of tax	3,149	(4,926)	8,075	(163.9)%
Net unrealized (depreciation) appreciation on investments, net of tax	(16,595)	(1,437)	(15,158)	(1,054.8)%
Realized loss on extinguishment of debt	1,410	—	1,410	100.0%
Realized loss on disposal of fixed assets	—	2	(2)	100.0%
Net increase in net assets from operations	$21,436	$25,619	$(4,183)	(16.3)%

Investment Income

Total investment income for the three months ended September 30, 2026 was approximately $67.2 million, a $10.2 million, or 17.9%, increase as compared to the three months ended September 30, 2025. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the three months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,
	2026	2025
Interest income	$52,401	$46,205
PIK interest income	4,981	2,794
Amortization of purchase discounts and fees	2,703	2,053
Dividend income	1,992	2,742
Fee income	4,385	2,533
Other investment income	696	618
Total investment income	$67,158	$56,945

Interest income (including PIK interest income and amortization of purchase discounts and fees) for the three months ended September 30, 2026 totaled $60.1 million as compared to $51.1 million for the three months ended September 30, 2025. The increase was primarily due to a 25.4% increase in the average monthly cost basis of debt investments held by us from $1,717.2 million to $2,152.8 million year-over-year, partially offset by a decrease in the weighted average yield on debt investments from 11.5% to 10.9% year-over-year. PIK interest income increased $2.2 million as compared to the three months ended September 30, 2025 due to an increase in the number of amendments allowing portfolio companies to elect to pay interest in-kind. Dividend income for the three months ended September 30, 2026 decreased $0.7 million as compared to the three months ended September 30, 2025 due to a decrease in distributions received from portfolio companies. Fee income for the three months ended September 30, 2026 increased $1.9 million as compared to the three months ended September 30, 2025 primarily due to an increase in arranger fees received in the current period.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the three months ended September 30, 2026, our total interest expense was $21.0 million, an increase of $5.0 million, as compared to the total interest expense of $16.0 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase of $339.6 million in average borrowings outstanding and an increase in the weighted average interest rate on our total debt outstanding from 5.49% to 5.61% for the three months ended September 30, 2025 and September 30, 2026, respectively. The increase in the weighted average interest rate on our total debt was primarily due to the issuance of the September 2030 Notes and September 2031 Notes, partially offset by the decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the three months ended September 30, 2026, our total employee compensation expense (including both cash and share-based compensation) increased by $1.3 million, or 32.7%, as compared to the total employee compensation expense for the three months ended September 30, 2025. The increase was primarily due to annual salary increases, higher employee headcount and increased stock-based compensation expense. For the three months ended September 30, 2026, our total general and administrative expense, including professional fees, increased by $0.8 million, or 27.5%, as compared to the total general and administrative expense for the three months ended September 30, 2025. The increase was primarily due an increase in expenses incurred in connection with our annual meeting, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the three months ended September 30, 2026, income before taxes increased by $3.1 million, or 9.3%. Net investment income increased from the prior year period by $4.3 million, or 13.5%, to $36.3 million as a result of a $10.2 million increase in total investment income and a $1.2 million decrease in income tax provision, partially offset by a $5.0 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $3.1 million for the three months ended September 30, 2026 (amounts in thousands):

	Three Months Ended September 30, 2026
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(927)	$—	$—	$(927)
Equity	4,661	—	(585)	4,076
Total net realized gain (loss)	$3,734	$—	$(585)	$3,149
(1)Included in "Other" is a $0.6 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $4.9 million for the three months ended September 30, 2025 (amounts in thousands):

	Three Months Ended September 30, 2025
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(7,656)	$—	$—	$(7,656)
Equity	3,488	—	(758)	2,730
Total net realized gain (loss)	$(4,168)	$—	$(758)	$(4,926)
(1)Included in "Other" is a $0.8 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $16.6 million for the three months ended September 30, 2026 (amounts in thousands):

	Three Months Ended September 30, 2026
	Debt	Equity	Earnout	JV equity	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	849	$(4,230)	$—	$—	$(3,381)
Net unrealized (depreciation) appreciation relating to portfolio investments	(14,548)	1,298[1]	—	36	(13,214)
Total net unrealized (depreciation) appreciation on investments	$(13,699)	$(2,932)	$—	$36	$(16,595)
1Includes a deferred tax benefit of $0.1 million associated with the Taxable Subsidiary.

The following table provides a summary of the total net unrealized depreciation on investments of $1.4 million for the three months ended September 30, 2025 (amounts in thousands):

	Three Months Ended September 30, 2025
	Debt	Equity	Earnout	Total
Accounting reversals of net unrealized depreciation (appreciation) recognized in prior periods due to exit, sale or restructuring during the current period	$7,328	$(3,292)	$—	$4,036
Net unrealized (depreciation) appreciation relating to portfolio investments	(10,257)	4,499[1]	285	(5,473)
Total net unrealized appreciation (depreciation) on investments	$(2,929)	$1,207	$285	$(1,437)
1 Includes a deferred tax provision of $1.1 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the three months ended September 30, 2026, we recognized a loss on extinguishment of debt of $1.4 million due to three non-extending lenders in connection with the Corporate Credit Facility and the acceleration of unamortized costs in connection with the paydown of SBA debentures. During the three months ended September 30, 2025, the Company did not recognize any loss on extinguishment of debt.

Comparison of six months ended September 30, 2026 and September 30, 2025

	Six Months Ended
	September 30,		Net Change
	2026	2025	Amount	%
	(in thousands)
Total investment income	$128,206	$112,892	$15,314	13.6%
Interest expense	39,480	31,284	8,196	26.2%
Other operating expenses	16,592	14,874	1,718	11.6%
Income before taxes	72,134	66,734	5,400	8.1%
Income tax provision	163	2,861	(2,698)	(94.3)%
Net investment income	71,971	63,873	8,098	12.7%
Net realized gain (loss) on investments, net of tax	2,591	10,778	(8,187)	(76.0)%
Net unrealized (depreciation) appreciation on investments, net of tax	(26,985)	(22,029)	(4,956)	22.5%
Realized loss on extinguishment of debt	1,410	—	1,410	100.0%
Realized loss on disposal of fixed assets	—	2	(2)	(100.0)%
Net increase in net assets from operations	$46,167	$52,620	$(6,453)	(12.3)%

Investment Income

Total investment income for the six months ended September 30, 2026 was approximately $128.2 million, a $15.3 million, or 13.6%, increase as compared to the six months ended September 30, 2025. Investment income primarily consists of interest income, dividend income, fee income and other income for each applicable period.

The following table summarizes the components of investment income for the six months ended September 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended September 30,
	2026	2025
Interest income	$100,241	$90,609
PIK interest income	9,893	6,054
Amortization of purchase discounts and fees	5,329	4,764
Dividend income	3,628	6,419
Fee income	8,117	4,141
Other investment income	998	905
Total investment income	$128,206	$112,893

Interest income, PIK interest income, and amortization of purchase discounts and fees on an aggregate basis for the six months ended September 30, 2026 totaled $115.5 million as compared to $101.4 million for the six months ended September 30, 2025. The increase was primarily due to a 22.7% increase in the average monthly cost basis of debt investments held by us from $1,699.8 million to $2,085.6 million year-over-year, partially offset by a decrease in weighted average yield on debt investments from 11.5% to 10.9% year-over-year. PIK interest income increased $3.8 million as compared to the six months ended September 30, 2025 due to an increase in the number of amendments allowing portfolio companies to elect to pay interest in-kind. Dividend income for the six months ended September 30, 2026 decreased $2.8 million as compared to the six months ended September 30, 2025 due to a decrease in distributions received from portfolio companies. Fee income for the six months ended September 30, 2026 increased $4.0 million as compared to the six months ended September 30, 2025 primarily due to an increase in arranger fees.

Operating Expenses

Due to the nature of our business, the majority of our operating expenses are related to interest and fees on our borrowings, employee compensation (including both cash and share-based compensation) and general and administrative expenses.

Interest and Fees on our Borrowings

For the six months ended September 30, 2026, our total interest expense was $39.5 million, an increase of $8.2 million, as compared to the total interest expense of $31.2 million for the six months ended September 30, 2025. The increase was primarily attributable to an increase of $278.2 million in average borrowings outstanding and an increase in the weighted average interest rate on our total debt outstanding from 5.47% to 5.57% for the six months ended September 30, 2025 and September 30, 2026, respectively. The increase in the weighted average interest rate on our total debt was primarily due to the issuance of the September 2030 Notes and September 2031 Notes, partially offset by the decrease in the weighted average interest rate on our Credit Facilities.

Salaries, General and Administrative Expenses

For the six months ended September 30, 2026, our total employee compensation expense (including both cash and share-based compensation) increased by $0.3 million as compared to the total employee compensation expense for the six months ended September 30, 2025. The increase was primarily due to annual salary increases, higher employee headcount and increased stock-based compensation expense. For the six months ended September 30, 2026, our total general and administrative expense, including professional fees, was $7.3 million, an increase of $1.4 million, or 23.7%, as compared to $5.9 million for the six months ended September 30, 2025. The increase was primarily due to an increase in expenses incurred in connection with our annual meeting, as well as individually immaterial increases across several general operating expenses.

Net Investment Income

For the six months ended September 30, 2026, income before taxes increased by $5.4 million, or 8.1%. Net investment income increased from the prior year period by $8.1 million, or 12.7%, to $72.0 million as a result of a $15.3 million increase in total investment income and a $2.7 million decrease in income tax provision, partially offset by a $8.2 million increase in interest expense.

Net Realized Gains (Losses) on Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $2.6 million for the six months ended September 30, 2026 (amounts in thousands):

	Six months ended September 30, 2026
	Exits	Restructuring	Other (1)	Total
	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)	Net Gain (Loss)
Debt	$(673)	$—	$—	$(673)
Equity	4,661	—	(1,397)	3,264
Total net realized gain (loss)	$3,988	$—	$(1,397)	$2,591
(1)Included in "Other" is a $1.5 million income tax provision related to realized gains on equity investments, as well as realized gains and losses from transactions, which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized gain on investments of $10.8 million for the six months ended September 30, 2025 (amounts in thousands):

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

Net Unrealized Gains (Losses) on Investments

The following table provides a summary of the total net unrealized depreciation on investments of $27.0 million for the six months ended September 30, 2026 (amounts in thousands):

	Six months ended September 30, 2026
	Debt	Equity	Earnout	JV equity	Total
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to exit, sale or restructuring during the current period	$502	$(4,230)	$—		$(3,728)
Net unrealized (depreciation) appreciation relating to portfolio investments	(21,146)	(2,227)[1]	250	(134)	(23,257)
Total net unrealized (depreciation) appreciation on investments	$(20,644)	$(6,457)	$250	$(134)	$(26,985)
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
1 Includes a deferred tax provision of $2.5 million associated with the Taxable Subsidiary.

Realized Losses on Extinguishment of Debt

During the six months ended September 30, 2026, we recognized a loss on extinguishment of debt of $1.4 million due to three non-extending lenders in connection with the Corporate Credit Facility and the acceleration of unamortized costs in connection with the paydown of SBA debentures. During the six months ended September 30, 2025, the Company did not recognized any loss on extinguishment of debt.

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

In accordance with the 1940 Act, effective April 25, 2019, the Company is only allowed to borrow amounts such that its asset coverage (i.e., the ratio of assets less liabilities not represented by senior securities to senior securities such as borrowings), calculated pursuant to the 1940 Act, is at least 150% after such borrowing. The Board of Directors also approved a resolution that limits the Company’s issuance of senior securities such that the asset coverage ratio, taking into account any such issuance, would not be less than 166%, which became effective April 25, 2019. On August 11, 2021, we received an exemptive order from SEC to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. As of September 30, 2026, the Company’s asset coverage was 198%.

Cash Flows

For the six months ended September 30, 2026, we experienced a net increase in cash and cash equivalents in the amount of $23.0 million. During the foregoing period, our operating activities used $273.9 million in cash, consisting primarily of new portfolio investments made by the Company of $559.3 million, partially offset by $233.3 million from sales and repayments received from debt investments in portfolio companies. In addition, our financing activities provided cash of $296.9 million, consisting primarily of net proceeds from the issuance of the September 2031 Notes of $342.9 million, net proceeds from the Equity ATM Program of $128.7 million, and net proceeds from the issuance of SBA Debentures of $64.0 million, partially offset by net repayments on our Credit Facilities of $150.0 million and cash dividends paid in the amount of $81.0 million. At September 30, 2026, the Company had cash and cash equivalents of approximately $48.0 million and restricted cash of approximately $4.5 million.

For the six months ended September 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $44.2 million. During the foregoing period, our operating activities used $40.7 million in cash, consisting primarily of new portfolio investments made by the Company of $237.7 million, partially offset by $114.7 million from sales and repayments received from debt investments in portfolio companies and $30.9 million from sales of equity investments in portfolio companies. In addition, our financing activities provided cash of $85.2 million, consisting primarily of net proceeds from the issuance of the September 2030 Notes of $344.2 million and net proceeds from the Equity ATM Program of $80.9 million, partially offset by net repayments on our Credit Facilities of $266.0 million and cash dividends paid in the amount of $71.4 million. At September 30, 2025, the Company had cash and cash equivalents of approximately $87.4 million and restricted cash of approximately $1.7 million.

Capital Resources

As of September 30, 2026, we had $48.0 million in unrestricted cash and cash equivalents and $599.2 million of unused capacity under the Credit Facilities that we maintain to support our investment and operating activities.

Credit Facilities

As of September 30, 2026, we had $90.0 million borrowings outstanding and $504.2 million of undrawn commitments under the Corporate Credit Facility, and $105.0 million outstanding and $95.0 million of undrawn commitments under the SPV Credit Facility. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For more information on our

Credit Facilities, including material terms and financial covenants, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

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

In November 2024, the Company issued $230.0 million in aggregate principal amount of 5.125% convertible notes due 2029 (the "2029 Convertible Notes"), including the underwriters' full exercise of their option to purchase an additional $30.0 million in aggregate principal amount to cover over-allotments. The outstanding aggregate principal amount of the 2029 Convertible Notes as of both September 30, 2026 and March 31, 2026 was $230.0 million.

In September 2025, the Company issued $350.0 million in aggregate principal amount of 5.950% notes due 2030 ("the September 2030 Notes"). The outstanding aggregate principal amount of the September 2030 Notes as of both September 30, 2026 and March 31, 2026 was $350.0 million.

In September 2026, the Company issued $350.0 million in aggregate principal amount of 6.750% notes due 2031 ("the September 2031 Notes"). The outstanding aggregate principal amount of the September 2031 Notes as of September 30, 2026 was $350.0 million. In connection with the September 2031 Notes, the Company has entered into an interest rate swap. Under the interest rate swap, the Company receives a fixed interest rate of 6.750% and pays a floating interest rate of Daily Compounded SOFR plus 2.1587%. The Company designated the interest rate swap and the associated unsecured notes as a qualifying fair value hedge accounting relationship. See Note 6 for more information on the interest rate swap.

For more information on each of the October 2026 Notes, the August 2028 Notes, the 2029 Convertible Notes, the September 2030 Notes and the September 2031 Notes, including material terms governing the unsecured notes, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

SBA Debentures

On April 20, 2021 and April 17, 2025, SBIC I and SBIC II, respectively, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. The licenses allow each of SBIC I and SBIC II to obtain leverage by issuing SBA Debentures, subject to the issuance of a leverage commitment by the SBA. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million. As of September 30, 2026, SBIC I and SBIC II may borrow up to $175 million and $250 million, respectively, in SBA Debentures with at least $87.5 million and $125.0 million, respectively in regulatory capital (as defined in the SBA regulations). As of September 30, 2026, SBIC I had a total leverage commitment from the SBA in the amount of $175.0 million. During the quarter ended September 30, 2026, SBIC I repaid $16.0 million of debentures resulting in a realized loss on extinguishment of debt of $0.3 million. As of September 30, 2026, SBIC I had $159.0 million of debentures outstanding. As of September 30, 2026, SBIC II had a total leverage commitment from the SBA in the amount of $175.0 million, of which $130.0 million was drawn. SBA Debentures have interest payable semi-annually and a ten-year maturity. The interest rate is fixed shortly after issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities. Interest on SBA Debentures is payable semi-annually on March 1 and September 1. The first maturity date related to the SBA Debentures occurs in September 2031.

For more information on the SBA Debentures, refer to Note 5 - Borrowings in the Notes to the Consolidated Financial Statements.

Equity Capital Activities

Equity ATM Program

On March 4, 2019, the Company established the Equity ATM Program, pursuant to which the Company may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $50.0 million. The Company increased the maximum amount of shares of its common stock to be sold through the Equity ATM Program (i) to $100.0 million from $50.0 million on February 4, 2020, (ii) to $250.0 million from $100.0 million on May 26, 2021, (iii) to $650.0 million from $250.0 million on August 2, 2022, (iv) to $1.0 billion from $650.0 million on May 21, 2024; and (v) to $2.0 billion from $1.0 billion on May 19, 2026. In addition, the Company (i) added two additional sales agents to the Equity ATM Program on February 4, 2020, (ii) reduced the commission paid to the sales agents for the Equity ATM Program to 1.5% from 2.0% of the gross sales price of shares of the Company's common stock sold through the sales agents pursuant to the Equity ATM Program on and after May 26, 2021, and (iii) added an additional sales agent to the Equity ATM Program on August 7, 2026.

The following table summarizes certain information relating to shares sold under the Equity ATM Program (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold	2,732,562	1,766,975	5,441,000	3,801,892
Gross proceeds received (in thousands)	$66,960	$40,304	$130,526	$82,028
Net proceeds received (in thousands) (1)	$66,020	$39,699	$128,663	$80,896
Weighted average price per share	$24.50	$22.81	$23.99	$21.58

(1)Net proceeds reflects proceeds after deducting commissions to the sales agents on shares sold. As of September 30, 2026, $1.1 million in proceeds remained receivable and were included in other receivables in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, no proceeds remained receivable.

Cumulative to September 30, 2026, the Company has sold 45,878,289 shares of its common stock under the Equity ATM Program at a weighted-average price of $21.81, raising $1,000.7 million of gross proceeds. Net proceeds were $985.5 million after commissions to the sales agents on shares sold. As of September 30, 2026, the Company had $999.3 million available under the Equity ATM Program.

Share Repurchases

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021, the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three and six months ended September 30, 2026 and 2025, the Company did not repurchase any shares under the share repurchase program.

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

At September 30, 2026 and March 31, 2026, we had a total of approximately $393.9 million and $328.7 million, respectively, in currently unfunded commitments (as discussed in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements). As of September 30, 2026, the total unfunded commitments included commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026, we had $0.9 million in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For the letters of credit issued and outstanding, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $0.4 million expire in February 2027, $0.3 million expire in March 2027, and $0.2 million expire in April 2027. As of September 30, 2026, none of the letters of credit were drawn and as such, were not recorded as a liability on the Company's balance sheet.

Contractual Obligations

As shown below, we had the following contractual obligations as of September 30, 2026. For information on our unfunded investment commitments, see Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Payments Due By Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$7,606	$724	$1,504	$1,580	$3,798
Corporate Credit Facility	90,000	—	—	90,000	—
Interest due on Corporate Credit Facility (1)	27,261	5,537	11,090	10,634	—
SPV Credit Facility	105,000	—	105,000	—	—
Interest due on SPV Credit Facility (2)	16,829	6,818	10,011	—	—
2029 Convertible Notes	230,000	—	—	230,000	—
Interest due on 2029 Convertible Notes	38,309	11,787	23,575	2,947	—
September 2030 Notes	350,000	—	—	350,000	—
Interest due on September 2030 Notes	83,300	20,825	41,650	20,825	—
September 2031 Notes	350,000	—	—	350,000	—
Interest due on September 2031 Notes (3)	112,142	21,751	44,585	45,806	—
SBA Debentures	289,000	—	—	15,000	274,000
Interest due on SBA Debentures (4)	110,950	13,234	26,986	26,950	43,780
	$1,810,397	$80,676	$264,401	$1,143,742	$321,578

(1)Amounts include interest payments calculated at an average rate of 6.07% of outstanding borrowings under the Corporate Credit Facility, which were $90.0 million as of September 30, 2026.
(2)Amounts include interest payments calculated at an average rate of 6.40% of outstanding borrowings under the SPV Credit Facility, which were $105.0 million as of September 30, 2026.
(3)Amounts include interest payments calculated at an average rate of 6.06% based on the Daily SOFR rate as of September 30, 2026 and assuming that rate going forward, reflecting the impact of the related interest rate swap. See Note 6 - Derivative Instruments for more information on the interest rate swap.
(4)Includes only fixed interest on pooled debt.

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

Interest Rate Risk

We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we currently borrow, and plan to borrow in the future, to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in interest rates will not have a material adverse effect on our net investment income. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rate indices, including SOFR and Prime rates, to the extent our debt investments include floating interest rates. Our interest expenses also will be affected by changes in the published SOFR rate in connection with our Credit Facilities. The interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures are fixed for the life of such debt. The September 2031 Notes have been swapped from a fixed rate to a floating rate through an interest rate swap. See Note 6 to our consolidated financial statements for more information on the interest rate swap.

The Federal Reserve raised interest rates by 25 basis points to a range of 3.75% to 4.00% in September 2026, marking its first rate hike since 2023. In considering the extent and timing of any additional future adjustments, the Federal Reserve indicated another potential increase based on income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income. Such decreases in our gross investment income may not be fully offset by a corresponding decrease in the interest rate of our debt liabilities due to the fixed interest rates on the 2029 Convertible Notes, the September 2030 Notes and the SBA Debentures. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our gross investment income as indicated below. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly assess our interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2026, we were party to an interest rate swap - refer to Note 6 - Derivative Instruments for additional information. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator thereunder. The Company operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

As of September 30, 2026, approximately 96.1% of our debt investment portfolio (at fair value) bore interest at floating rates, 100.0% of which were subject to contractual minimum interest rates. Our Corporate Credit Facility bears interest on a per annum basis equal to the applicable Term SOFR rate plus 2.00%. We pay unused commitment fees of 0.50% to 0.75% per annum, based on utilization. The SPV Credit Facility bears interest at a three-month Term SOFR plus 2.50% per annum during the revolving period ending on March 20, 2027 and three-month Term SOFR plus an applicable margin of 2.85% thereafter. SPV pays unused commitment fees of 0.35% on the unused lender commitments under the SPV Credit Facility. In connection with the issuance of the September 2031 Notes, which have a fixed rate of 6.750%, the Company has entered into an interest rate swap. Under the interest rate swap, the Company receives a fixed interest rate of 6.750% and pays a floating interest rate of Daily Compounded SOFR plus 2.1587%. The following table shows the approximate annualized increase or decrease in net investment income due to hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments), assuming no changes in our investments or borrowings as of September 30, 2026.

Basis Point Change	Increase (decrease) in net investment income (in thousands)(1)	Increase (decrease) net investment income per share(1)
(75 bps)	$(12,119)	$(0.18)
(50 bps)	(8,079)	(0.12)
(25 bps)	(4,040)	(0.06)
25 bps	4,040	0.06
50 bps	8,079	0.12
75 bps	12,119	0.18
(1)Includes the impact of the effective hedge through the interest rate swap associated with the September 2031 Notes.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based upon this evaluation, management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our current disclosure controls and procedures are effective as of September 30, 2026.

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Investing in our common stock involves a number of significant risks. Other than the risk factors set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 that we filed with the SEC on May 19, 2026.

Additional Risks Associated with the 2029 Convertible Notes

While we currently are not subject to any pending or threatened litigation or proceedings under the Supplemental Indenture relating to the assertion made by certain holders of our 2029 Convertible Notes, we may in the future become subject to litigation or proceedings instituted by such noteholders or by us. Even if lawsuits or proceedings against us are without merit, defending against these claims can result in substantial costs and divert management’s time and resources from the Company’s business. We also may be required to incur significant legal fees and other expenses related to any litigation or proceedings. The Company can neither predict the outcome of these potential lawsuits or proceedings, if any, nor can the Company predict the amount of time and expenses that will be required to resolve any such matters. An unfavorable resolution of any such litigation or proceeding that results in the adjustment of the 2029 Convertible Notes in the manner that certain noteholders are asserting would have a material adverse effect on the Company’s net asset value and net investment income and would be dilutive to the ownership interest of our existing shareholders.

We are exposed to risks associated with hedging transactions.

We seek to hedge against interest rate and credit risk by using structured financial instruments such as interest rate swaps, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with our issuance of the September 2031 Notes, which bear interest at a fixed rate, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which predominately consists of floating rate loans. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On July 28, 2021, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its outstanding shares of common stock in the open market at certain thresholds below its NAV per share, in accordance with guidelines specified in Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act. On August 31, 2021 the Company entered into a share repurchase agreement, which became effective immediately, and the Company will cease purchasing its common stock under the share repurchase program upon the earlier of, among other things: (1) the date on which the aggregate price for all shares purchased under the share repurchase program equals $20 million including, without limitation, all applicable fees, costs and expenses; or (2) upon written notice by the Company to the broker that the share repurchase agreement is terminated. During the three months ended September 30, 2026, the Company did not repurchase any shares under the share repurchase program.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)    None.

(b)    For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.     Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, dated April 19, 1961, including amendments dated June 30, 1969, July 20, 1987, April 23, 2007 and July 15, 2013 (incorporated by reference to Exhibit (a) to Registration Statement on Form N-2 (Reg. No. 333-220385) filed on September 8, 2017).

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 1, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed on August 1, 2019).
3.3	Certificate of Amendment to the Articles of Incorporation, dated October 11, 2023 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 16, 2023).
3.4	Certificate of Amendment to the Articles of Incorporation, dated September 1, 2026 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on September 1, 2026).
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q (File No. 814-00061) filed on November 7, 2017).
3.6	Amendment to Second Amended and Restated Bylaws of Capital Southwest Corporation (Incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 814-00061) filed April 25, 2019).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 811-01056) filed on June 14, 2002).
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
4.7
Eighth Supplemental Indenture, dated as of September 15, 2026, by and between Capital Southwest Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 15, 2026).

4.8	Form of 6.750 % Notes due 2031 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 15, 2026).
4.9
Form of Capital Southwest SBIC I, LP SBIC debentures guaranteed by the Small Business Administration (incorporated by reference to Exhibit (f) to Registration Statement on Form N-2 (File No. 333-259455) filed on September 10, 2021).

4.10	Dividend Reinvestment Plan (incorporated by reference Exhibit (e) to Registration Statement on Form N-2 (File No. 333-220385) filed on September 8, 2017).
10.1
Equity Distribution Agreement, dated August 7, 2026, between Capital Southwest Corporation and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2026).

10.2
Fourth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 2, 2026, among Capital Southwest Corporation, as Borrower, the lenders party hereto, ING Capital LLC, as Administrative Agent, Arranger and Bookrunner and Texas Capital Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 2, 2026).

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

CAPITAL SOUTHWEST CORPORATION

November 2, 2026	By:	/s/ Michael S. Sarner
Date		Michael S. Sarner
President and Chief Executive Officer

November 2, 2026	By:	/s/ Chris T. Rehberger
Date		Chris T. Rehberger
Chief Financial Officer, Treasurer and Secretary